Form 10-Q
period 2002-02-28
DAISY PARTS INC; EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC; EAGLE PICHER INDUSTRIES INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC
filed 2002-04-15
CIK 1059567, 1059364, 1059573, 1059575, 1059576, 1059572, 30927, 1059568, 1059570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 28, 2002    Commission file number 333-49957-01
                                                                  -------------



                         EAGLE-PICHER HOLDINGS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             DELAWARE                                 13-3989553
---------------------------------      ---------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


      11201 North Tatum Blvd, Suite 110, Phoenix, Arizona      85028
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 Zip Code


Registrant's telephone number, including area code    602-923-7200
                                                  ---------------------------



          250 East Fifth Street, Suite 500, Cincinnati, Ohio 45202
--------------------------------------------------------------------------------
          Former name, former address and former fiscal year,
                         if changed since last report

EAGLE-PICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. (See explanatory note immediately above.)
Yes     No   x
   ----   -----

Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
  Yes x   No
     ----    ----

966,500 shares of common capital stock, $.01 par value each, were outstanding at April 15, 2002.

                         TABLE OF ADDITIONAL REGISTRANTS






                                           Jurisdiction of                             IRS Employer
                                           Incorporation or     Commission File       Identification
         Name                              Organization             Number                Number
         ----                              ------------             ------                ------
  Eagle-Picher Industries, Inc.             Ohio              333-49957                 31-0268670
  Daisy Parts, Inc.                         Michigan          333-49957-02              38-1406772
  Eagle-Picher Development Co., Inc.        Delaware          333-49957-03              31-1215706
  Eagle-Picher Far East, Inc.               Delaware          333-49957-04              31-1235685
  Eagle-Picher Minerals, Inc.               Nevada            333-49957-06              31-1188662
  Eagle-Picher Technologies, LLC            Delaware          333-49957-09              31-1587660
  Hillsdale Tool & Manufacturing Co.        Michigan          333-49957-07              38-0946293
  EPMR Corporation (f/k/a Michigan
    Automotive Research Corp.)              Michigan          333-49957-08              38-2185909

                                TABLE OF CONTENTS


                                                                       Page
                                                                      Number
                                                                      ------

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................   4

     Condensed Consolidated Statements of Income (Loss)(Unaudited)....   4
     Condensed Consolidated Balance Sheets (Unaudited)................   5
     Condensed Consolidated Statements of Cash Flows (Unaudited)......   7
     Notes to Condensed Consolidated Financial Statements (Unaudited).   9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................  22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  28


                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................  30

Item 6.  Exhibits and Reports on Form 8-K.............................  30

Signatures............................................................  31

Exhibit Index.........................................................  40

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                          Three Months Ended
                                                                               February 28
                                                                           2002               2001
                                                                      ---------          ---------
Net Sales                                                             $ 159,349          $ 164,029
                                                                      ---------          ---------
Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                                                      126,047            130,128
Selling and administrative                                               13,668             11,260
Depreciation                                                             10,617             10,253
Amortization of intangibles                                               4,222              3,956
Divestitures                                                                125               --
Other                                                                      (186)              (207)
                                                                      ---------          ---------
                                                                        154,493            155,390
                                                                      ---------          ---------
Operating Income                                                          4,856              8,639

Interest expense                                                        (11,081)           (10,172)
Other income(expense)                                                       403                905
                                                                      ---------          ---------

Income(Loss)from Continuing Operations
  Before Taxes                                                           (5,822)              (628)

Income Taxes (Benefit)                                                      385               (130)
                                                                      ---------          ---------

Income (Loss) from Continuing Operations                                 (6,207)              (498)

Discontinued Operations:
  Loss from operations of discontinued
  segment, net of income tax benefit of
  -0- and $900                                                             --               (1,657)

Loss on disposal of business segment including provision of
  $1,768 for operating losses during phase-out period, net of
  income tax benefits of $8,225                                            --              (15,275)
                                                                      ---------          ---------

Net Income (Loss)                                                     $  (6,207)         $ (17,430)
                                                                      =========          =========

Income (Loss) Applicable to
  Common Shareholders                                                 $  (9,719)         $ (20,564)
                                                                      =========          =========

Comprehensive Income (Loss)                                           $  (6,056)         $ (17,835)
                                                                      =========          =========

Earnings per Share:
  Income (loss) from continuing operations                            $  (10.04)         $   (3.67)

  Discontinued operations net income (loss)                                --               (17.13)
                                                                      ---------          ---------

  Net Income (loss)                                                   $  (10.04)         $  (20.80)
                                                                      =========          =========

   See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                        February 28    November 30
ASSETS                                                    2002             2001
                                                        --------         --------
CURRENT ASSETS
  Cash and cash equivalents                             $ 27,636         $ 24,620
  Receivables, less allowances                            57,985          105,622
  Inventories:
    Raw materials and supplies                            21,450           24,737
    Work in process                                       30,152           32,038
    Finished goods                                        18,235           18,569
                                                        --------         --------
                                                          69,837           75,344
  Net assets of operations to be sold                      1,823            3,258
  Prepaid expenses                                         9,381            9,552
  Deferred income taxes                                   24,287           24,287
                                                        --------         --------
        Total current assets                             190,949          242,683
                                                        --------         --------

PROPERTY, PLANT AND EQUIPMENT                            358,306          352,883
  Less accumulated depreciation                          147,028          136,128
                                                        --------         --------
        Net property, plant and equipment                211,278          216,755
                                                        --------         --------
EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $61,580 and
 $57,624, respectively                                   175,806          179,762
                                                        --------         --------
OTHER ASSETS                                              89,469           86,711
                                                        --------         --------
        Total Assets                                    $667,502         $725,911
                                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $ 75,814         $ 86,297
  Long-term debt - current portion                        27,850           41,957
  Income taxes                                               718            1,209
  Other current liabilities                               78,388           71,816
                                                        --------         --------
        Total current liabilities                        182,770          201,279

LONG-TERM DEBT - less current portion                    366,369          401,169

DEFERRED INCOME TAXES                                      6,159            6,277

OTHER LONG-TERM LIABILITIES                               28,986           27,755
                                                        --------         --------

        Total Liabilities                                584,284          636,480
                                                        --------         --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                    126,598          123,086
                                                        --------         --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                           February 28       November 30
                                                              2002               2001
                                                           ---------          ---------
Shareholders' Equity (Deficit)
Common stock voting - $.01 par value each:
  1,000,000 shares authorized and issued                          10                 10
Additional paid-in capital                                    99,991             99,991
  Deficit                                                   (133,113)          (123,393)
  Accumulated other comprehensive income (loss)               (5,579)            (5,730)
                                                           ---------          ---------
                                                             (38,691)           (29,122)

  Treasury Stock, at cost:  33,500 and 27,750
    shares, respectively                                      (4,689)            (4,533)
                                                           ---------          ---------

        Total Shareholders' Equity (Deficit)                 (43,380)           (33,655)
                                                           ---------          ---------

        Total Liabilities and Shareholders' Equity         $ 667,502          $ 725,911
                                                           =========          =========



See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                           Three Months Ended
                                                              February 28
                                                         2002              2001
                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $ (6,207)         $(17,430)
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
         Depreciation and amortization                   15,649            14,800
         Provision for discontinued operations             --              16,932
         Divestitures                                       125              --
         Changes in assets and liabilities:
            Receivables                                  46,672            (4,805)
            Inventories                                   5,507             3,330
            Accounts payable                             (9,527)            6,208
            Accrued liabilities                           6,332             2,165
            Other                                        (8,290)             (793)
                                                       --------          --------
              Net cash provided by
              operating activities                       50,261            20,407
                                                       --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of divisions                       6,300              --
   Capital expenditures                                  (5,106)          (10,040)
   Other                                                    122              (285)
                                                       --------          --------
               Net cash provided by (used in)
               investing activities                       1,316           (10,325)
                                                       --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                          (12,800)           (4,774)
   Net borrowings (repayments) under revolving
     credit agreements                                  (36,092)            7,680
   Other                                                    331              (152)
                                                       --------          --------
              Net cash provided by (used in)
              financing activities                      (48,561)            2,754
                                                       --------          --------
NET CASH USED BY DISCONTINUED OPERATIONS                   --              (2,486)
                                                       --------          --------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                          Three Months Ended
                                                             February 28
                                                             -----------
                                                        2002            2001
                                                       -------         -------



   Net increase (decrease) in cash and
    cash equivalents                                     3,016          10,350

   Cash and cash equivalents, beginning of period       24,620           7,467
                                                       -------         -------

   Cash and cash equivalents, end of period            $27,636         $17,817
                                                       =======         =======




Supplemental cash flow information:                     2002          2001
                                                      -------       -------

 Cash paid during the three months ended
  February 28:

        Interest paid                                 $ 5,003       $ 4,236
        Income taxes paid (refunded), net             $   267       $(1,767)




See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements of Eagle-Picher Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended November 30, 2001 presented in the Company's Form 10-K filed with the SEC on February 15, 2002, as amended on March 8, 2002.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months ended February 28, 2002 and 2001. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

B.  BASIC EARNINGS PER SHARE

       The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 968,417 and 988,500 in the three months ended February 28, 2002 and 2001, respectively. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $3,512 and $3,134 for the three months ended February 28, 2002 and 2001, respectively. No potential common stock was outstanding during the three months ended February 28, 2002 or 2001.

C.       DISCONTINUED OPERATIONS

      The assets and business of the Construction Equipment Division (CED), which comprised the Machinery Segment, were sold December 14, 2001 as noted in the previous 10K filing for the year ended November 30, 2001. Pursuant to the transaction, $5,600 of liabilities were assumed or retained as of November 30, 2001. At February 28, 2002 the remaining balance of those liabilities was approximately $4,100. The results of the Machinery Segment's operations were reported separately as discontinued operations throughout 2001.

      The remaining Net assets of operations to be sold, disclosed on the condensed consolidated balance sheets, consist of inventory, which the purchaser of CED is obligated to purchase during 2002.

D.       RESTRUCTURING AND DIVESTITURES

    In November 2001, the Company recorded asset write-downs and other charges totaling $14,163 in connection with a restructuring plan (the "Plan"). The Plan primarily relocates the Company's corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closes three plants in the Technologies segment as it eliminates certain product lines in the

Special Purpose Battery category. The costs related to the Plan, which were recognized as a separate component of operating expenses in the fourth quarter of 2001, included approximately $5,425 related to the facilities, $5,044 related to involuntary severance of approximately 165 employees and $3,694 in other costs to exit business activities. An analysis of the asset impairment and accrued liabilities related to the plan is as follows:

                                               FACILITIES   SEVERANCE       OTHER           TOTAL
                                               ----------   ---------       -----           -----
Original Charges                                $5,425       $5,044        $3,694         $14,163
  Amounts Utilized                                   -         (202)            -            (202)
                                                ------       ------        ------         -------
Balance at November 30, 2001                    $5,425       $4,842        $3,694         $13,961
  Amounts Utilized                                 (29)        (910)            -            (939)
                                                ------       ------        ------         -------
Balance at February 28, 2002                    $5,396       $3,932        $3,694         $13,022
                                                ======       ======        ======         =======

Facility costs include adjustments of $3,575 recorded against Property plant and Equipment for asset impairments and adjustments of $1,850 recorded in Other Accrued Liabilities for future lease commitments, less estimated proceeds received from subleasing.

Subsequent to February 28, 2002, the Company has determined that a portion of the assets in its overfunded pension plan can be made available to pay severance costs related to the restructuring plan. The Company has amended the pension plan and has provided new or amended severance plans to allow for such payments. Approximately $1,200 of severance has been paid out of the pension plan. This will result in a reduction of the restructuring provision recorded in the fourth quarter of 2001. It is estimated another $1,900 of severance will be paid out of the pension plan in later quarters, further reducing the restructuring provision previously recorded.

Subsequent to February 28, 2002 the Company initiated the process of evaluating certain of its non-strategic operations in the Technologies Segment for possible further restructuring. In that regard, the Company is exploring strategic alternatives for the commercial metal fabrication operations.

The reserves established for divestitures as noted in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001, totaled approximately $17,400 at February 28, 2002. The activity in the reserves was not material for the first quarter of 2002.

E:       ACCOUNTS RECEIVABLE ASSET BACKED SECURITIZATION

         In January 2002 the Company entered into an agreement with a major U.S. financial institution to sell an undivided interest in certain receivables of the Company and certain of its domestic subsidiaries through an unconsolidated qualifying special purpose entity, Eagle-Picher Funding Corporation ("EPFC"). Initially $47,000 of proceeds from this new facility were used to payoff amounts outstanding under the Company's existing Receivables Agreement with its wholly owned subsidiary Eagle-Picher Acceptance Corporation on the closing date and for other corporate purposes. The agreement involves the sale of receivables of the Company and certain of its domestic subsidiaries to EPFC, which in turn sells an undivided beneficial interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against the Company and its subsidiaries for failure of the debtors to pay when due. The agreement provides for continuation of the program on a revolving basis for approximately a three-year period.

The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125." At the time the receivables are sold, the balances are removed from the condensed consolidated balance sheets. Costs associated with the transactions, primarily related to the discount, are charged to the condensed consolidated statement of income (loss).

In conjunction with the initial transaction in which $82,475 of receivables were sold to EPFC, the Company incurred charges of approximately $1,500 which are included in Interest Expense on the condensed consolidated statements of income
(loss). The Company continues to service the sold receivables and receives monthly servicing fees from EPFC of approximately 1% (annually) of the average balance of the receivables pool. The Company's retained interest in the receivables are carried at fair value which is estimated as the net realizable value. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances.

At February 28, 2002, the Company's retained interest including a service fee receivable of $78, was approximately $31,000 and the revolving pool of receivables that the Company services totaled approximately $80,500. The outstanding balance of the undivided interest sold to the financial institution recorded on EPFC was $48,100 at February 28, 2002. During the quarter, proceeds from new securitizations outside of the initial sale, was $109,000 and proceeds from collections reinvested in securitizations totaled $104,500. The effective interest rate in the securitization was 2.9%.

F.  LEGAL MATTERS

      For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

      On January 25, 1996, Richard Darrell Peoples, a former employee of Eagle-Picher Industries, Inc., filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statute, allegedly on behalf of the U.S. Government. The U.S. Government has declined the opportunity to intervene or take control of this Qui Tam suit. EPI became aware of the suit on October 20, 1997, when it was served on EPI, after it had been unsealed. The suit involves allegations of irregularities in testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for EPI, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations, except for some inconsequential expense account matters. EPI, which believes that the U.S. Government did not incur any expense as a result of those matters, reported to the U.S. Government the employee's allegations and the results of outside counsel's investigation. The employee also initiated a different action against EPI in 1996 for wrongful termination, in which he alleged many of the same acts complained of in the Qui Tam suit. The Missouri Court dismissed that action with prejudice in October 1996. On June 16, 1998, the Missouri Court granted EPI's Motion to Dismiss the Qui Tam suit. The Court, however, allowed Mr. Peoples to amend his complaint. Mr. Peoples filed an amended complaint, and EPI's Motion to Dismiss the Amended Complaint was denied on January 20, 1999. Since that time the case has been in a discovery phase. EPI's lawyers recently discovered that Mr. Peoples altered documents produced by EPI in that case, a fact that Mr. Peoples has acknowledged to the court. The Company believes the alterations were an attempt to fabricate evidence against EPI. EPI filed a motion for sanctions, including dismissal of the lawsuit, which was denied by the court. EPI filed a motion for reconsideration of the denial of its motion for sanctions, which was also denied. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

          On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company's wholly owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, ("Bankruptcy Court") seeking an order enforcing EPI's plan of reorganization as confirmed by the Bankruptcy Court in November 1996 (the "Plan") against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

          On December 1, 1999, Eagle-Picher Technologies, LLC ("EPT") acquired the depleted zinc distribution business (the "DZ Business") of Isonics Corporation ("Isonics") for approximately $8.2 million, payable $6.7 million at closing and $1.5 million in three installments of $500,000 each payable on the first three anniversaries of the closing. At the time of the acquisition, a single customer represented approximately 55% of the DZ Business. Following the completion of the acquisition, this customer informed EPT that it would no longer be purchasing depleted zinc from an outside supplier. EPT initiated binding arbitration against Isonics on March 26, 2001 with the American Arbitration Association in Dallas, Texas pursuant to contractual dispute resolution procedures. EPT's arbitration demand is based on breach of representations and warranties in the purchase and sale agreement for the DZ Business as well as fraud and negligent misrepresentation, and seeks to recover damages in excess of $10 million and other remedies. While the Company believes it has a meritorious claim against Isonics, there can be no assurance that the Company will obtain any recovery as a result of this claim.

     In connection with the purchase of the DZ Business, EPT agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, EPT has not yet delivered any silicon-28 to Isonics. Isonics has asserted a counterclaim against EPT in the DZ Business arbitration described above for failure to deliver silicon-28, seeking damages in excess of $10 million. EPT believes that any obligation to deliver silicon-28 has been excused by, among other things, a force majeure clause in the purchase and sale agreement for the DZ Business. Contemporaneously with the purchase and sale of the DZ Business, EPT and Isonics entered into a supply agreement (the "Supply Agreement") pursuant to which EPT agreed that, commencing upon delivery of 200 kg of silicon-28, EPT would devote the capacity of a pilot plant used to produce such material to producing silicon-28 and sell all silicon-28 produced in such pilot plant and meeting certain specifications, as well as any silicon-29 or silicon-30 actually produced as a byproduct, to Isonics for a ten year term. Isonics amended its counterclaim in the DZ Business arbitration to assert a claim that the Supply Agreement requires EPT to produce a certain amount of silicon-28, silicon-29 and silicon-30 and alleging damages of not less than $75 million for anticipatory breach of such alleged obligation. EPT believes that the terms of the Supply Agreement and applicable law clearly establish that the Supply Agreement does not impose any obligation to produce any quantity of silicon-28, silicon-29 or silicon-30 and that Isonics' claims are without merit. Isonics also amended its counterclaim to allege that

EPT's parent company, Eagle-Picher Industries, Inc. ("EPI") is liable for any damages of EPT under an "alter ego" theory, a claim which EPI and EPT believe is also without merit. EPT and EPI intend to assert other defenses as well and to defend this counterclaim vigorously. EPT continues to explore alternative processes that may enable it to produce silicon-28, but there is no assurance that such efforts will be successful.

     EPI, EPT and Isonics filed motions for summary judgement with the arbitration panel. The panel granted EPI's motion for summary judgement and denied the other motions for summary judgement. An arbitration hearing is scheduled for the week of June 24, 2002.

     On September 25, 2001, Andries Ruijssenaars, former President and Chief Executive Officer of the Company, filed a lawsuit against the Company, certain of its directors and ABN AMRO Bank in the U.S. District Court for the Southern District of Ohio, Western Division, relating to the purchase of Mr. Ruijssenaar's common stock in the Company and his benefits under the EPI's Supplemental Executive Retirement Plan (SERP). Mr. Ruijssenaars claims that the per share price for 2001 under the Company's Incentive Stock Plan, which is generally applicable to all Plan participants and results in approximately $2.8 million for Mr. Ruijssenaars' 30,000 shares of common stock, was not correctly determined and claims approximately $4.7 million for his shares. Mr. Ruijssenaars' lawsuit also challenges a rule adopted by the committee for the Plan, deferring the obligation of the Company to repurchase stock in the event contracts to which the Company is a party, including its debt agreements, restrict such repurchase.

    Mr. Ruijssenaars' lawsuit also challenges EPI's determination of benefits under the SERP and claims that EPI is obligated to purchase an annuity for his additional SERP benefit accrued after 2000 based on theories of promissory estoppel, equitable estoppel, breach of contract and ERISA. Mr. Ruijssenaars has also asserted claims of fraud, conspiracy, breach of fiduciary duty and conversion. Mr. Ruijssenaars seeks approximately $2.3 million with respect to the SERP, as well as punitive damages.

    The Company intends to contest this suit vigorously. The Company does not believe that resolution of this lawsuit will have a material adverse effect on its financial condition, result of operations or cash flows.

    On October 30, 2001, GMAC Business Credit, LLC (GMAC) and Eagle Trim, Inc. filed a lawsuit in the United States District Court for the Eastern District of Michigan, Southern Division, against EPI arising out of the sale of EPI's former automotive interior trim division to Eagle Trim. In connection with that sale, EPI guaranteed to GMAC, which funded the acquisition, that approximately $3.9 million of receivables relating to tooling purchased by EPI on behalf of customers would be paid by November 2001. Eagle Trim ceased operations during 2001, at which time Eagle Trim and GMAC allege that approximately $2.7 million of the tooling receivables had not been collected and did not exist at the time of the sale. GMAC claims $2.7 million plus interest on the guaranty, and GMAC and Eagle Trim have asserted claims for fraud and misrepresentation and are seeking $24.5 million in damages. EPI is currently investigating these allegations, but denies any fraud or misrepresentation. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

      In addition, the Company is involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of business. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

G.  SEGMENT REPORTING

       The Company has the following reportable segments: Automotive, Technologies and Minerals. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operational decisions and assessing performance. The operations in the Automotive Segment provide mechanical and structural parts and raw materials for passenger cars, vans, trucks and sport utility vehicles for original equipment manufacturers and replacement markets. The operations in the Technologies Segment produce a variety of products for the aerospace, nuclear, telecommunications, electronics, and other industrial markets. The operations in the Minerals Segment mine and refine diatomaceous earth products.

       The accounting policies used to develop segment information correspond to those disclosed in the Company's consolidated financial statements for the year ended November 30, 2001 included in Form 10-K. Sales between segments are not material. The Company does not allocate certain corporate expenses to its segments.

       Information about reported segment income or loss is as follows for the three months ended February 28, 2002 and 2001:

                                                               Three Months Ended
                                                                  February 28
                                                            2002               2001
                                                          ---------          ---------
                                                            (In thousands of dollars)
Net Sales
  Automotive                                              $ 103,478          $ 100,787
  Technologies                                               40,521             47,867
  Minerals                                                   15,350             15,375
                                                          ---------          ---------
    Total                                                 $ 159,349          $ 164,029
                                                          =========          =========
Income (Loss) from Continuing
Operations Before Taxes:
  Automotive                                              $  (2,395)         $    (647)
  Technologies                                               (3,193)               218
  Minerals                                                      323               (488)
  Divested Divisions                                           (125)              --
  Corporate                                                    (432)               289
                                                          ---------          ---------
    Total                                                 $  (5,822)         $    (628)
                                                          =========          =========
Depreciation and Amortization:
  Automotive                                              $   9,646          $   9,250
  Technologies                                                3,659              3,587
  Minerals                                                    1,420              1,350
  Corporate                                                     114                 22
                                                          ---------          ---------
    Total                                                 $  14,839          $  14,209
                                                          =========          =========
Interest Expense:
  Automotive                                              $   5,266          $   5,121
  Technologies                                                3,498              3,562
  Minerals                                                      705                780
  Corporate/Intersegment                                      1,612                709
                                                          ---------          ---------
    Total                                                 $  11,081          $  10,172
                                                          =========          =========

    The Company sold its Ross Aluminum, MARCO, Fluid Systems, Rubber Molding and Cincinnati Industrial Machinery Divisions during 2000. These divisions are referred to collectively herein as the "Divested Divisions".

H.       SUPPLEMENTAL GUARANTOR INFORMATION

      The indebtedness of EPI includes a syndicated secured loan facility ("Credit Agreement") and $220.0 million in senior subordinated notes ("Subordinated Notes"). Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of EPI'S wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Carpenter Enterprises Ltd., which was acquired in 1999. Management has determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding EPI, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

      EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998 and amended on May 20, 1998 and June 5, 1998, and both of which were incorporated by reference to the Company's Form 10-K which was filed on February 15, 2002 and amended on March 8, 2002.

                           EAGLE-PICHER HOLDINGS, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 2002

                                                                     GUARANTORS
                                                            -------------------------   NON-GUARANTORS
                                                            EAGLE-PICHER    SUBSIDIARY    FOREIGN
                                               ISSUER       HOLDINGS, INC.  GUARANTORS   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               ------       --------------  ----------   ------------   ------------       -----
                                                                         (IN THOUSANDS OF DOLLARS)
Net Sales
     Customers                                $  11,635      $    --        $ 126,765      $  20,949      $    --        $ 159,349
     Intercompany                                 3,623           --            2,826              2         (6,451)          --

Operating Costs and Expenses:
     Cost of products sold                        8,512           --          107,050         16,936         (6,451)       126,047
     Selling administrative                       6,299           --            5,499          1,917            (47)        13,668
     Intercompany charges                        (2,650)          --            2,466            137             47           --
     Depreciation                                 1,147           --            8,704            766           --           10,617
      Amortization of intangibles                   934           --            3,041            247           --            4,222
      Proceeds from insurance settlement             --           --             --             --             --             --
      Divestitures                                  125           --             --             --             --              125
     (Other loss on sale of assets                   (4)          --             (182)          --             --             (186)
                                              ---------      ---------      ---------      ---------      ---------      ---------
            Total                                14,363           --          126,578         20,003         (6,451)       154,493
                                              ---------      ---------      ---------      ---------      ---------      ---------
Operating Income (Loss)                             895           --            3,013            948           --            4,856

Other Income (Expense)
     Interest expense                            (2,931)          --           (7,522)        (1,273)           645        (11,081)
     Other income (expense)                         478           --              404            166           (645)           403
     Equity in earnings of
       consolidated subsidiaries                 (4,070)        (6,207)           579           --            9,698           --
                                              ---------      ---------      ---------      ---------      ---------      ---------
Income (Loss) from, Continuing
       Operations Before Taxes                   (5,628)        (6,207)        (3,526)          (159)         9,698         (5,822)

Income Taxes                                       --             --               12            373           --              385
                                              ---------      ---------      ---------      ---------      ---------      ---------
Net Income (Loss)from Continuing
       Operations                             $  (5,628)     $  (6,207)     $  (3,538)     $    (532)     $   9,698      $  (6,207)
Discontinued Operations, net                       --             --             --             --             --             --
                                              ---------      ---------      ---------      ---------      ---------      ---------
Net Income (Loss)                             $  (5,628)     $  (6,207)     $  (3,538)     $    (532)     $   9,698      $  (6,207)
                                              =========      =========      =========      =========      =========      =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF FEBRUARY 28, 2002

                                                                    GUARANTORS
                                                            --------------------------- NON-GUARANTORS
                                                            EAGLE-PICHER     SUBSIDIARY    FOREIGN
                                                ISSUER      HOLDINGS, INC.   GUARANTORS   SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                ------      --------------   ----------   ------------  ------------      -----
                                                                         (IN THOUSANDS OF DOLLARS)
ASSETS

Cash and cash equivalents                      $  20,722      $       1      $   1,605     $   5,308     $    --        $  27,636
Receivables, net                                  13,220           --           30,143        14,622          --           57,985
Intercompany accounts receivable                   1,874           --            3,075           114        (5,063)          --
Inventories                                        3,694           --           55,306        12,206        (1,369)        69,837
Net assets of discontinued operations              1,823           --             --            --            --            1,823
Prepaid expenses                                   1,293           --            7,141         1,927          (980)         9,381
Deferred income taxes                             24,287           --             --            --            --           24,287
                                               ---------      ---------      ---------     ---------     ---------      ---------
              Total current assets                66,913              1         97,270        34,177        (7,412)       190,949

Property, Plant & Equipment, net                  28,040           --          153,510        29,760           (32)       211,278

Investment in Subsidiaries                        83,088         88,807          9,877          --        (181,772)          --

Excess of Acquired Net Assets Over Cost, net      41,003           --          118,302        19,640        (3,139)       175,806

Other Assets                                      74,367           --           22,491        11,933       (19,322)        89,469
                                               ---------      ---------      ---------     ---------     ---------      ---------
     Total Assets                              $ 293,411      $  88,808      $ 401,450     $  95,510     $(211,677)     $ 667,502
                                               =========      =========      =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                               $   9,811      $    --        $  59,567     $   6,436     $    --        $  75,814
Intercompany accounts payable                       --             --             --           4,916        (4,916)          --
Long-term debt - current portion                  25,569           --             --          11,548        (9,267)        27,850
Income taxes                                        (343)          --             --           1,061          --              718
Other current liabilities                         49,862           --           25,522         3,004          --           78,388
                                               ---------      ---------      ---------     ---------     ---------      ---------
              Total current liabilities           84,899           --           85,089        26,965       (14,183)       182,770

Long-term Debt - less current portion            366,369           --             --            --            --          366,369

Deferred Income Taxes                              9,363           --             --            --          (3,204)         6,159

Other Long-Term Liabilities                       26,852             20          1,000         1,114          --           28,986
                                               ---------      ---------      ---------     ---------     ---------      ---------

              Total Liabilities                  487,483             20         86,089        28,079       (17,387)       584,284

Intercompany Accounts                           (268,934)          --          246,558        35,076       (12,700)          --

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock          --          126,598           --            --            --          126,598

Shareholders' Equity                              74,862        (37,810)        68,803        32,355      (181,590)       (43,380)
                                               ---------      ---------      ---------     ---------     ---------      ---------
             Total Liabilities and
                Shareholders' Equity           $ 293,411      $  88,808      $ 401,450     $  95,510     $(211,677)     $ 667,502
                                               =========      =========      =========     =========     =========      =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FEBRUARY 28, 2002

                                                                        GUARANTORS
                                                               --------------------------   NON-GUARANTORS
                                                                EAGLE-PICHER    SUBSIDIARY    FOREIGN
                                                      ISSUER   HOLDINGS, INC.   GUARANTORS   SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                     --------      --------      --------      --------      --------     --------
                                                                                  (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                    $ (5,628)     $ (6,207)     $ (3,538)     $   (532)     $  9,698     $ (6,207)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                        4,070         6,207          (579)         --          (9,698)        --
  Depreciation and amortization                         2,891          --          11,745         1,013          --         15,649
  Loss on sales of divisions                              125          --            --            --            --            125
  Impairment of net assets of operations to be sold      --            --            --            --            --           --
  Changes in assets and liabilities, net of effect
    of acquisitions and divestitures                   36,959           312        59,209        (2,990)      (52,796)      40,694
                                                     --------      --------      --------      --------      --------     --------
              Net cash provided by (used in)
                          operating activities         38,417           312        66,837        (2,509)      (52,796)      50,261
                                                     --------      --------      --------      --------      --------     --------
Cash Flows From Investing Activities:
Proceeds from sales of divisions                        6,300          --            --            --            --          6,300
Acquisition                                              --            --            --            --            --           --
Capital expenditures                                     (232)         --          (4,608)         (266)         --         (5,106)
Other                                                       5          --           1,401        (1,284)         --            122
                                                     --------      --------      --------      --------      --------     --------
              Net cash provided by (used in)
                          investing activities          6,073          --          (3,207)       (1,550)         --          1,316
                                                     --------      --------      --------      --------      --------     --------
Cash Flows From Financing Activities:
Reduction of long-term debt                           (12,800)         --         (42,452)         --          42,452      (12,800)
Net borrowings(repayments)under revolving
  credit agreements                                   (22,000)         --         (14,250)          158          --        (36,092)
Other                                                    --            (312)          658           (15)         --            331
                                                     --------      --------      --------      --------      --------     --------
              Net cash provided by (used in)
                          financing activities        (34,800)         (312)      (56,044)          143        42,452      (48,561)
                                                     --------      --------      --------      --------      --------     --------
Increase (decrease) in cash and
  cash equivalents                                      9,690          --           7,586        (3,916)      (10,344)       3,016

Intercompany accounts                                  (6,113)         --          (6,452)        2,288        10,277         --

Cash and cash equivalents,
  beginning of period                                  17,145             1           471         6,936            67       24,620
                                                     --------      --------      --------      --------      --------     --------

Cash and cash equivalents,
  end of period                                      $ 20,722      $      1      $  1,605      $  5,308      $   --       $ 27,636
                                                     ========      ========      ========      ========      ========     ========

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      THREE MONTHS ENDED FEBRUARY 28, 2001

                                                              GUARANTORS
                                                    --------------------------- NON-GUARANTORS
                                                    EAGLE-PICHER    SUBSIDIARY     FOREIGN
                                        ISSUER      HOLDINGS, INC.   GUARANTORS   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                       ---------      ---------      ---------      ---------      ---------      ---------
                                                                      (IN THOUSANDS OF DOLLARS)
 Net Sales
    Customers                          $  12,870      $    --        $ 127,430      $  23,729      $    --        $ 164,029
    Intercompany                           3,850           --            3,869              1         (7,720)          --

 Operating Costs and Expenses:
    Cost of products sold                  9,440           --          109,169         19,240         (7,721)       130,128
    Selling administrative                 4,834           --            4,438          2,076            (88)        11,260
    Intercompany charges                  (1,529)          --            1,490            (49)            88           --
    Depreciation                           1,126           --            8,304            823           --           10,253
    Amortization of intangibles              934           --            2,666            356           --            3,956
    Other                                   (141)          --              (56)           (10)          --             (207)
                                       ---------      ---------      ---------      ---------      ---------      ---------
        Total                             14,664           --          126,011         22,436         (7,721)       155,390
                                       ---------      ---------      ---------      ---------      ---------      ---------

 Operating Income                          2,056           --            5,288          1,294              1          8,639

 Other Income (Expense)
    Interest expense                      (2,243)          --           (9,309)          (551)         1,931        (10,172)
    Other income (expense)                   (38)          --            1,879            995         (1,931)           905
    Equity in earnings of
     consolidated subsidiaries            (1,008)       (17,431)           661           --           17,778           --
                                       ---------      ---------      ---------      ---------      ---------      ---------
 Income (Loss) from Continuting           (1,233)       (17,431)        (1,481)         1,738         17,779           (628)
     Operations Before Taxes

 Income Taxes (Benefit)                     (771)          --                1            640           --             (130)
                                       ---------      ---------      ---------      ---------      ---------      ---------

 Net Income (Loss) from Continuing

     Operations                             (462)       (17,431)        (1,482)         1,098         17,779           (498)

Discontinued Operations                  (16,932)          --             --               37            (37)       (16,932)
                                       ---------      ---------      ---------      ---------      ---------      ---------

Net Income (Loss)                      $ (17,394)     $ (17,431)     $  (1,482)     $   1,135      $  17,742      $ (17,430)
                                       =========      =========      =========      =========      =========      =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 2001

                                                                    GUARANTORS
                                                           ---------------------------   NON-GUARANTORS
                                                             EAGLE-PICHER    SUBSIDIARY     FOREIGN
                                                 ISSUER     HOLDINGS, INC.   GUARANTORS   SUBSIDIARIES  ELIMINATIONS       TOTAL
                                                ---------      ---------      ---------     ---------     ---------      ---------
                                                                                  (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                       $  17,145      $       1      $     471     $   6,936     $      67      $  24,620
Receivables, net                                  (12,668)          --          103,168        15,122          --          105,622
Intercompany accounts receivable                   46,674           --            3,559            65       (50,298)          --
Inventories                                         4,129           --           59,704        12,882        (1,371)        75,344
Net assets of discontinued operations               3,610           --             --           5,954        (6,306)         3,258
Prepaid expenses                                    1,378           --            6,152         2,887          (865)         9,552
Deferred income taxes                              24,287           --             --            --            --           24,287
                                                ---------      ---------      ---------     ---------     ---------      ---------
              Total current assets                 84,555              1        173,054        43,846       (58,773)       242,683

Property, Plant & Equipment, net                   28,733           --          157,653        30,401           (32)       216,755

Investment in Subsidiaries                         83,571         95,169         16,058          --        (194,798)          --

Excess of Acquired Net Assets Over Cost, net       41,939           --          120,969        19,994        (3,140)       179,762

Other Assets                                       73,049           --           13,789        10,719       (10,846)        86,711
                                                ---------      ---------      ---------     ---------     ---------      ---------
     Total Assets                               $ 311,847      $  95,170      $ 481,523     $ 104,960     $(267,589)     $ 725,911
                                                =========      =========      =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                $  16,156      $    --        $  62,171     $   7,970     $    --        $  86,297
Intercompany accounts payable                          76           --               48         7,404        (7,528)          --
Long-term debt - current portion                   25,569           --           14,250         9,430        (7,292)        41,957
Income taxes                                         (283)          --             --           1,491             1          1,209
Other current liabilities                          42,342           --           26,363         3,111          --           71,816
                                                ---------      ---------      ---------     ---------     ---------      ---------
              Total current liabilities            83,860           --          102,832        29,406       (14,819)       201,279

Long-term Debt - less current portion             401,169           --           42,452          --         (42,452)       401,169

Deferred Income Taxes                               9,362           --             --            --          (3,085)         6,277

Other Long-Term Liabilities                        25,911             19          1,000           825          --           27,755
                                                ---------      ---------      ---------     ---------     ---------      ---------

              Total Liabilities                   520,302             19        146,284        30,231       (60,356)       636,480

Intercompany Accounts                            (288,578)          --          262,878        35,782       (10,082)          --

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock           --          123,086           --            --            --          123,086

Shareholders' Equity                               80,123        (27,935)        72,361        38,947      (197,151)       (33,655)
                                                ---------      ---------      ---------     ---------     ---------      ---------
             Total Liabilities and
                Shareholders' Equity            $ 311,847      $  95,170      $ 481,523     $ 104,960     $(267,589)     $ 725,911
                                                =========      =========      =========     =========     =========      =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                                FEBRUARY 28, 2001

                                                                      GUARANTORS
                                                                 ------------------------- NON-GUARANTORS
                                                                 EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                                        ISSUER   HOLDINGS, INC. GUARANTORS  SUBSIDIARIES ELIMINATIONS     TOTAL
                                                        ------   -------------- ----------  ------------ ------------     -----
                                                                             (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                      $(17,394)    $(17,431)    $ (1,482)    $  1,135     $ 17,742     $(17,430)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                          1,008       17,431         (661)        --        (17,778)        --
  Depreciation and amortization                           2,504         --         11,075        1,221         --         14,800
  Provision for discontinued operations                  16,932         --           --           --           --         16,932
  Impairment of net assets of operations to be sold                                                            --
  Changes in assets and liabilities, net of effect
    of acquisitions and divestitures                     11,880         --          5,166       (3,370)      (7,571)       6,105
                                                       --------     --------     --------     --------     --------     --------
              Net cash provided by (used in)
                          operating activities           14,930         --         14,098       (1,014)      (7,607)      20,407
                                                       --------     --------     --------     --------     --------     --------
Cash Flows From Investing Activities:
Proceeds from sales of divisions                           --           --                                     --
Acquisition                                                --           --                        --           --
Capital expenditures                                     (3,028)        --         (6,287)        (725)        --        (10,040)
Other                                                       164         --           --           (449)        --           (285)
                                                       --------     --------     --------     --------     --------     --------
              Net cash provided by (used in)
                          investing activities           (2,864)        --         (6,287)      (1,174)        --        (10,325)
                                                       --------     --------     --------     --------     --------     --------
Cash Flows From Financing Activities:                      --
Reduction of long-term debt                              (4,774)        --           --           --           --         (4,774)
Net borrowings(repayments)under revolving
  credit agreements                                       6,340         --          2,250         (910)        --          7,680
Other                                                      --           --           --           (152)        --           (152)
                                                       --------     --------     --------     --------     --------     --------
              Net cash provided by (used in)
                          financing activities            1,566         --          2,250       (1,062)        --          2,754
                                                       --------     --------     --------     --------     --------     --------
              Net cash provided by (used in)
                          discontinued operations        (2,486)        --           --           --           --         (2,486)

Increase (decrease) in cash and
  cash equivalents                                       11,146         --         10,061       (3,250)      (7,607)      10,350

Intercompany accounts                                    (2,758)        --        (10,037)       5,076        7,719         --

Cash and cash equivalents,
  beginning of period                                     1,298            1          539        4,312        1,317        7,467
                                                       --------     --------     --------     --------     --------     --------
Cash and cash equivalents,
  end of period                                        $  9,686     $      1     $    563     $  6,138     $  1,429     $ 17,817
                                                       ========     ========     ========     ========     ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Significant Accounting Policies

The condensed consolidated financial statements of Eagle-Picher Holdings, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgments, estimates and complexity:

         Environmental Reserves

The Company is subject to extensive and evolving federal, state and local environmental laws and regulations. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements.

The Company is involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, the Company has received notice that it may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a Potentially Responsible Party at a number of sites ("Superfund Sites"). The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Accordingly, future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

         Impairment of long-lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including goodwill, when circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. The Company believes its estimates of fair value are reasonable considering currently applicable accounting guidance, however changes in the fair values and circumstances and the implementation of Statement of Accounting Standards No. 142 "Goodwill and Intangible Assets", which is discussed in the Company's Form 10-K for the Year Ended November 30, 2001 and is effective for the first quarter of fiscal year 2003, could affect the evaluations.

         Revenue Recognition

A portion of the Company's revenues is derived from contracts, which are accounted for under the percentage of completion method of accounting. This method requires a higher degree of judgement and the use of estimates than other revenue recognition methods. The judgements and estimates involved include the Company's ability to accurately estimate the contracts' percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period.

         Risk Management Activities

The Company is exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. The Company uses derivative instruments to manage its interest rate and foreign currency exposures. The Company does not use derivative instruments for speculative or trading purposes. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Such accounting is complex, evidenced by the significant interpretations of the primary accounting standard, which continues to evolve.

Results of Operations

         Please refer to Note G. regarding Segment Reporting contained in Item
1. of this report.

    The Automotive Segment

         Sales of the Automotive Segment increased 2.7% from $100.8 million in the first quarter of 2001 to $103.5 million in the comparable period of 2002. The loss from continuing operations before taxes was $(2.4) million in the first quarter of 2002 compared to loss from continuing operations before taxes of $(0.6) million in the first quarter of 2001. The improvement in sales reflects volumes on new programs as well as the modest recovery of the North American based automotive industry in the first quarter of 2002. Lower earnings compared to first quarter of last year resulted from higher depreciation costs of $0.4 million from capital investments made in 2001 and a sales mix shift to a higher proportion of lower margin sales from the Company's Hillsdale Division. Additionally, in the first three months of the year 2002, the Segment incurred foreign exchange losses (before any corporate hedging activity) of $0.2 million, compared to an exchange gain of $0.5 million in 2001.

   Automotive Segment Outlook

     While sales for the second quarter will be higher than sales for the first quarter of fiscal year 2002 in the Automotive Segment, sales for the second quarter of fiscal year 2002 are expected to be about equal to 2001 levels. Income before taxes is expected to be higher in the second quarter compared to the first quarter of fiscal year 2002 reflecting higher volumes. Income is also expected to be higher than the same period last year, which included operating inefficiencies arising out of product-launch activities relating to new business achieved in fiscal year 2000. The outlook for the Automotive Segment for fiscal year 2002 provided in the Company's Annual Report on Form 10K continues to represent Management's view of the Automotive Segment.

The Technologies Segment

         Sales of the Technologies Segment decreased 15.4% from $47.9 million in the first quarter of 2001 to $40.5 million in the comparable period of 2002. The decline in sales was primarily related to soft demand for the Company's products sold to telecommunications, semi-conductor, satellite communications customers, and its miscellaneous commercial fabrication operation, partially offset by higher demand for energy storage products sold to the defense and aerospace industries. Volumes of bulk pharmaceutical products in 2002 were also down as operations had not fully recovered from a fire at a bulk pharmaceutical plant in August 2001.

         Loss from continuing operations before taxes was $(3.2) million in the first quarter of 2002, compared to income of $0.2 million in the first quarter of 2001. Reduced margins reflect lower volumes and some operating inefficiencies as the Technologies Segment implements the restructuring of certain of its operations, and also increased reserves related to certain legal matters.

   Technologies Segment Outlook

         Sales for the second quarter in the Technologies Segment are expected to improve over the first quarter but remain below the same period for fiscal year 2001. Increased demand for bulk chemicals and certain specialty materials products are expected to provide the increase from the first quarter 2002 and demand for energy storage products are expected to equal first quarter levels. Income before taxes is expected to improve in the second quarter, with no further increase expected in legal reserves. Subsequent to February 28, 2002 the Company initiated the process of evaluating certain of its non-strategic operations in this segment for possible further restructuring. In that regard, the Company is exploring strategic alternatives for the commercial metal fabrication operations which had reported sales of approximately $10 million and an immaterial EBITDA in fiscal 2001. The Company is also currently reviewing its position in the energy storage market for opportunities to expand these products to offset lower volumes from restructured businesses. The outlook for fiscal year 2002 for the Technologies Segment provided in the Company's Annual Report on Form 10K continues to represent Management's view of the Technologies Segment.

The Minerals Segment

         Comparative sales of the Minerals Segment were virtually flat at $15.4 million in the first quarters of both 2002 and 2001. Increases in the North American markets were offset by declines in the overseas markets, primarily Europe.

         Despite flat sales, income from continuing operations before taxes improved in 2002 to $0.3 million, compared to a loss of $(0.5) million in the first quarter of 2001. Lower energy costs and improved production efficiencies contributed to the improvement.

      Minerals Segment Outlook

Sales in the Minerals Segment for the second quarter of fiscal year 2002 are expected to be slightly higher than sales for the first quarter and ahead of sales for the same period of fiscal year 2001. Similarly, income before taxes for the Minerals Segment is expected to be higher than income before taxes for the first quarter of fiscal year 2002 and also higher than income before taxes for the second quarter of fiscal year 2001. The outlook for the Minerals Segment for fiscal year 2002 set forth in the Company's Annual Report on Form 10K continues to represent Management's view with respect to the Minerals Segment.

                             Summary of the Company

         Net Sales. The Company's net sales were $159.3 million and $164.0 million in the first quarters of 2002 and 2001, respectively, a decrease of 2.9%. Decreased sales of the Technologies Segment were partially offset by increases in the Automotive Segment as described above.

         Cost of Products Sold. Cost of products sold decreased slightly as a percentage of net sales from 79.3% in the first quarter of 2001 to 79.1% in the comparable period of 2002. The improvement in gross margin resulting from decreased energy costs in the Minerals Segment and favorable sales mix in the Technologies Segment were partially offset by a change in product mix in Automotive Segment sales and lower Technologies Segment sales.

         Selling and Administrative. Selling and administrative expenses, increased to $13.7 million in the first quarter of 2002 from $11.3 million in the comparable period of 2001. Reserves for legal matters were increased by $1.5 million. Additional costs were also incurred in the first quarter of 2002 due to ERP systems and marketing investments made in the Minerals and Technologies Segments. Effective April 1, 2002 the Company transferred its headquarters from Cincinnati, Ohio to Phoenix, Arizona. In connection with this relocation, the Company has reduced its headquarters staff by approximately two-thirds. Benefits from this reduction are expected to be realized beginning in the latter half of 2002.

         Depreciation and Amortization. Depreciation and amortization expense was $14.8 million and $14.2 million in the first quarters of 2002 and 2001, respectively. The increase is primarily attributable to capital expenditures made during 2001 in the Automotive Segment for new business.

         Interest Expense. Interest expense was $11.1 million in the first quarter of 2002 and $10.2 million in the first quarter of 2001. Included in interest in 2002 is approximately $1.5 million in fees and other costs related to the Accounts Receivable Asset Backed Securitization as discussed in Note E in
Item 1. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB statement 125", the Company has expensed these costs as incurred, rather than amortizing them over the term of the agreement. Amounts paid to banks and other institutions in the first quarter of 2002 for borrowed funds was $.7 million less than similar amounts incurred for the first quarter of 2001. This improvement reflects actual lower debt levels throughout the first quarter of 2002 than in the same period of 2001. In addition, interest rates were slightly lower in 2002 on variable rate debt and the Accounts Receivable Asset Backed Securitization yielded a lower interest rate as compared to the Company's previous Accounts Receivable loan.

         Other Income (Expense). Other income was $.4 million in the first quarter of 2002 compared to other income of $0.9 million in the comparable period of 2001. The difference is attributable to the Company experiencing lower currency gains in the first quarter of 2002 versus the first quarter of 2001.

         Income (Loss) from Continuing Operations Before Taxes. Income (loss) from continuing operations before taxes was $(5.8) million and $(0.6) million in the first quarters of 2002 and 2001, respectively, and comparability of such is impacted by the following items:

-        Lower sales volumes in the Technologies Segment.

- $1.5 million in fees and costs related to the Accounts Receivable Asset Backed Securitization discussed in Note E in Item 1.

-        Increase of $1.5 million in reserves of the Company for legal matters.

         Discontinued Operations. Throughout 2001, the Company accounted for its former Machinery Segment as a discontinued operation. This business was sold in December 2001, but the Company has accounted for the business as if it had been sold as of November 30, 2001. Accordingly, there is no effect on operations in 2002 for this Segment.

         Net Income (Loss). Net income (loss) for the first quarters of 2002 and 2001 were $(6.2) million and $(17.4) million, respectively. The net loss in 2001 was significantly impacted by the provision for loss on disposal of discontinued operations of $15.3 million.

         Dividend accretion of $3.5 million in the first quarter of 2002 on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") increased the loss applicable to common shareholders to $(9.7) million. In the first quarter of 2001, preferred stock dividends accretion of $3.1 million increased loss applicable to common shareholders to $(20.6) million.

    Company Outlook

         The Company's sales for fiscal year 2002 are expected to be in the range of $690 million to $700 million. This estimate is consistent with the outlook for the Company set forth in its fiscal year 2001 Annual Report on Form 10K.

         The Company expects it's EBITDA for fiscal year 2002 to be within a range of $93 million to $97 million. This estimate is consistent with the outlook for the Company set forth in its fiscal year 2001 Annual Report on Form 10K.

FINANCIAL CONDITION

       The following are certain financial data regarding EBITDA, as defined below, cash flows and earnings to fixed charges and preferred stock dividends:


                                                                     Three Months Ended
                                                                         February 28
                                                                     2002          2001

                                                                  (In millions of dollars)
        EBITDA                                                      $21.7         $24.1
        Cash provided by operating activities                        50.3          20.4
        Cash provided by (used in) investing
         Activities                                                   1.3         (10.3)
        Cash provided by (used in) financing
         Activities                                                 (48.6)          2.8
        Net cash used by discontinued operations                     --            (2.5)
        Preferred stock dividends accreted                            3.5           3.1
        Earnings/fixed charges and preferred
         stock dividends                                             .38X          .72X
        Deficiency                                                    9.3           3.8


  EBITDA

       The Company's EBITDA is defined for purposes hereof as earnings before interest expense, income taxes, depreciation and amortization, certain items determined by management to be in the nature of nonrecurring items, namely management compensation (special), accruals for unusual litigation, (gain) loss on sale of divisions, charge for impairment of net assets of operations to be sold and other non-cash items relating to accruals for the Company's stock appreciation rights plan. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by accounting principles generally accepted in the United States of America, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

       The Company's EBITDA for the first quarters of 2002 and 2001 was $21.7 million and $24.1 million, respectively.

Operating Activities

       Cash provided by operating activities was $50.3 million and $20.4 million for the three months ended February 28, 2002 and 2001, respectively, and consisted of the following:

                                                 Three Months Ended February 28
                                                       2002           2001
                                                   (in millions of dollars)
                Income (Loss) from continuing
                  operations before taxes             $(5.8)          $ (.6)
                Depreciation and amortization,
                  excluding amortization of
                  deferred financing costs             14.8            14.2
                Excess of interest expense
                  over interest paid                    6.1             5.9
                Income taxes (paid) refunded, net       (.3)            1.8
                Working capital and other              35.5             (.9)
                                                      -----           -----
                                                      $50.3           $20.4
                                                      =====           =====

         See "Results of Operations" for discussions concerning income (loss) from continuing operations before taxes and depreciation and amortization.

         The excess of interest expense over interest paid results primarily from two items. First, interest expense includes amortization of deferred financing costs, which does not affect cash. Secondly, interest is due on the Company's Senior Subordinated Notes on March 1 and September 1; therefore, three months of interest were accrued for these notes in the first quarter, but nothing was paid.

         The Company received a "quick refund" in the first quarter of 2001 of some of the income tax payments made in 2000.

         Net cash provided by operating activities for the first quarter ended February 28, 2002 was $50.3 million compared to $20.4 million for the comparable 2001 period. The majority of the increase in net inflow of cash from operating activities occurred as a result of the Company selling certain of its receivables to an unconsolidated qualifying special purpose entity (see note E to condensed consolidated financial statements). A decrease in the Company's inventory provided $5.5 million and a decrease in accounts payable and accruals used $3.2 million. Other assets and liabilities, net, increased $8.3 million.

Investing Activities

         Investing activities provided $1.3 million in cash during the first quarter of 2002 compared to the first quarter of 2001 where the Company used $10.3 million primarily for capital expenditures. During the first quarter of 2002, $6.3 million was provided from proceeds from the sale of CED. Capital expenditures amounted to $5.1 million for the first quarter of fiscal year 2002.

Financing Activities

         Financing activities used $48.6 million for the first quarter of 2002 compared to the first quarter 2001 where $2.8 million was provided. During the first quarter of fiscal

2002, the Company used $36.1 million to reduce its revolving credit facility primarily from proceeds associated with the sale of the Company's receivables to an unconsolidated qualifying special purpose entity. Both regularly scheduled debt payments and the proceeds for the sale of CED resulted in a $12.8 million decline in the Company's term debt during the first quarter of fiscal year 2002.

Earnings to Fixed Charges and Preferred Stock Dividends

         The ratio of earnings from continuing operations to fixed charges and preferred stock dividends for the first quarters of 2002 and 2001 was .38x and ..72x, respectively. In 2002 and 2001, earnings were insufficient to cover fixed charges and preferred stock dividends by $9.3 million and $3.8 million respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. As of February 28, 2002, the Company had $63.6 million unused under its senior secured revolving credit facility and $3.6 million unused under its European unsecured lines of credit. However, due to various financial covenant limitations under the Company's senior secured credit agreement (the "Credit Agreement") measured on the last day of each quarter, on February 28, 2002, the Company could incur only an additional $30.6 million of indebtedness.

      At February 28, 2002, the Company was in compliance with the covenants of its senior secured credit agreement and senior subordinated notes. As noted in Note E in Item 1 above, the Company has adopted Financial Accounting Standards Board SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in conjunction with the Asset Backed Securitization. However, under the definitions contained in the Credit Agreement, the aggregate amount of capital investment by the conduit at a given point in time, $48.1 million at February 28, 2002, is treated as indebtedness for purposes of various financial covenants in the Credit Agreement.

     The Company has entered into various interest rate swap agreements to manage its variable interest rate exposure. Per the terms of the swap agreements, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a notional amount of $90 million. The swap agreements effectively fix the interest rate on $90 million of the debt under the Credit Agreement at a weighted average interest rate of 5.678% plus the applicable spread beginning March 5, 2001 and maturing
December 15, 2003.

     Commencing March 1, 2003, dividends on the Company's Convertible Exchangeable Preferred Stock become cash payable at 11-3/4% per annum; the first semi-annual dividend payment of $8.3 million is due September 1, 2003. If the Company does not pay cash dividends on the preferred stock, then holders of the preferred stock become entitled to elect a majority of the Board of Directors of Eagle-Picher Holdings. Dakruiter S.A., a company controlled by Granaria Holdings B.V., holds approximately 51.8% of the preferred stock and therefore Granaria Holdings would continue to be able to elect the entire Board of Directors of Eagle-Picher Holdings.

     The Company's $220 million revolving credit facility in its senior Credit Agreement expires February 28, 2004. The Company will be required to extend or replace this facility before that date. As of February 28, 2002, the Company had borrowed approximately $120 million and had approximately $36.5 million of letters of credit issued under this facility.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

     EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends and other forms of payment in both the Credit Agreement and the Indenture for the Subordinated Notes. Those restrictions generally prohibit the payment of dividends to the Company either directly by EPI or indirectly through any Subsidiary Guarantor. Certain limited exceptions are provided allowing for payments to the Company.

Specifically, EPI is authorized to make payments to the Company in amounts not in excess of any amounts the Company is required to pay to meet its consolidated income tax obligations. Additional payments from EPI to the Company are permitted commencing September 1, 2003 in amounts not in excess of the Company's obligations to make any cash dividend payments required to be paid under the Company's Preferred Stock and to make any cash interest payments required to be paid under any debentures issued by the Company in exchange for the Company's Preferred Stock ("Exchange Debentures").

FORWARD-LOOKING STATEMENTS

          This report contains statements which, to the extent that they are not statements of historical fact, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, but are not limited to, statements under the headings "Automotive Segment Outlook," "Technologies Segment Outlook," "Minerals Segment Outlook," and "Company Outlook." Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers, demand for the Company's products, the ability of the Company to successfully implement productivity improvements and/or cost reduction initiatives, the ability of the Company to develop, market and sell new products, the ability of the Company to obtain raw materials, increased government regulation or changing regulatory policies resulting in higher costs and/or restricting output, increased price competition, currency fluctuations, general economic conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company enters into interest rate swap agreements to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. During the first quarter ended February 28, 2002, the Company had entered into various interest rate swap agreements with a commercial bank having a total notional amount of $90 million. The effective dates of these agreements are March 5, 2001 and March 15, 2001 and they mature December 5, 2003 and December 15, 2003, respectively. These agreements effectively change the interest rate exposure on $90 million of the Company's floating debt to a fixed rate of 5.678% plus the applicable spread. The Company may enter into additional interest rate swap agreements through the maturity date of the Credit Agreement as market conditions warrant. Based on the fair value of the interest rate swap agreements being held as of February 28, 2002, the Company has recorded a net loss of $4.7 million in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. The remaining amount of loans outstanding under the Credit Agreement bear interest at floating rates.

       The Company's industrial revenue bonds ("IRB's") bear interest at variable rates based on the market for similar issues. Loans under the IRB's are not covered by the Swap Agreements.

       As of February 28, 2002, $154.9 million of revolving and term loans were outstanding under the Credit Agreement, of which, interest on $90.0 million is essentially fixed by the Swap Agreements. The interest rate risk on the remaining debt outstanding under the foreign lines of credit and the IRB's, which in the aggregate totals $19.1 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expenses of $.8 million per year, assuming no change in the current level of borrowing.

      The Company also enters into various foreign currency forward contracts to hedge a portion of its forecasted sales, generally within the next 12 months. The Company manages most of these exposures on a consolidated basis, which allows for netting certain exposures to take advantage of any natural offsets. The Company's principal areas of exposure are related to sales denominated in the currencies of Europe, Mexico and Canada with the majority of this exposure in European currencies. As of February 28, 2002, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $16.6 million. Based on the fair value of the futures contracts being held as of February 28, 2002, the Company has recorded a net gain of $.3 million in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

         PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

Please refer to Note F regarding Legal Matters contained in Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

      10.65 - Eagle Picher Industries Inc. Officers' Severance Plan (March 27, 2002/March 31, 2003 restatement.)

(b) Reports on Form 8-K

      Form 8-K was filed on January 3, 2002 which described the sale of the Company's Machinery Segment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER HOLDINGS, INC.





                                        /s/ Thomas R. Pilholski
                                       Thomas R. Pilholski
                                       Senior Vice President and
                                       Chief Financial Officer
                                      (Principal Financial Officer)





DATE   April 15, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER INDUSTRIES, INC.



                                        /s/ Thomas R. Pilholski
                                       Thomas R. Pilholski
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)





DATE   April 15, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAISY PARTS, INC.


                                        /s/ Tom B. Scherpenberg
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   April 15, 2002

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER DEVELOPMENT COMPANY, INC.



                                       /s/ Tom B. Scherpenberg
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   April 15, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER FAR EAST, INC.



                                       /s/ Tom B. Scherpenberg
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   April 15, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER MINERALS, INC.


                                        /s/ Tom B. Scherpenberg
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   April 15, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EAGLE-PICHER TECHNOLOGIES, LLC





                                        /s/ R. Doug Wright
                                       R. Doug Wright
                                       Vice President, Controller
                                       and Chief Financial Officer

DATE   April 15, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILLSDALE TOOL & MANUFACTURING CO.



                                       /s/ Tom B. Scherpenberg
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE   April 15, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EPMR CORPORATION (F/K/A MICHIGAN
                                        AUTOMOTIVE RESEARCH CORPORATION)





                                        /s/ Tom B. Scherpenberg
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)



DATE   April 15, 2002

                                  EXHIBIT INDEX

Exhibit No.                    Description

10.55 Supplemental Executive Retirement Plan (as amended and restated Effective March 27, 2001)