Form 10-Q
period 2004-08-31
DAISY PARTS INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER INC; EAGLE PICHER HOLDINGS INC; EAGLE PICHER FILTRATION & MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 2004-10-15
CIK 1059567, 1059570, 30927, 1059364, 1059572, 1059573, 1059575, 1059576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

       (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________.

Commission file number 333-49957-01

EaglePicher Holdings, Inc.

A Delaware Corporation
I.R.S. Employer Identification
No. 13-3989553

3402 East University Drive, Phoenix, Arizona 85034

Registrant’s telephone number, including area code:
602-794-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

     Yes ☐ No ☒

1,000,000 shares of common capital stock, $0.01 par value each, were outstanding at October 12, 2004

TABLE OF ADDITIONAL REGISTRANTS

STATE OR OTHER
	JURISDICTION OF	I.R.S. EMPLOYER
	INCORPORATION OR	IDENTIFICATION
NAME OF REGISTRANT	ORGANIZATION	NUMBER
EaglePicher Incorporated	Ohio	31-0268670

Carpenter Enterprises, Inc.	Michigan	38-2752092

Daisy Parts, Inc.	Michigan	38-1406772

Eagle-Picher Far East, Inc.	Delaware	31-1235685

EaglePicher Filtration & Minerals, Inc.	Nevada	31-1188662

EaglePicher Technologies, LLC	Delaware	31-1587660

EaglePicher Automotive, Inc.	Michigan	38-0946293

EaglePicher Pharmaceutical Services, LLC	Delaware	74-3071334

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to: our ability to maintain existing relationships with customers, demand for our products, our ability to successfully implement productivity improvements and/or cost reduction initiatives, including the performance of automated equipment, accuracy of our estimates to complete contracts on a percentage of completion method of accounting, our ability to source raw materials and components from overseas suppliers, accuracy of our reserves for losses, our ability to consolidate manufacturing plants, our ability to develop, market and sell new products, our ability to obtain raw materials especially certain grades of steel and natural gas on an economic basis, increased government regulation or changing regulatory policies resulting in higher costs and/or restricting output, increased price competition, currency fluctuations, general economic conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which we operate, as well as factors discussed in our filings with the U.S. Securities and Exchange Commission. We undertake no duty to update the forward-looking statements in this Form 10-Q and you should not view the statements made as accurate beyond the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 2003 and August 31, 2004
(unaudited) (in thousands of dollars)

	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$67,320	$14,298
Receivables, net	23,895	32,594
Retained interest in EaglePicher Funding Corporation, net	63,335	48,007
Costs and estimated earnings in excess of billings	28,433	44,980
Inventories	51,532	66,360
Assets of discontinued operations	16,842	—
Prepaid expenses and other assets	10,394	13,066
Deferred income taxes	8,526	8,526

	270,277	227,831
Property, Plant and Equipment, net	150,814	156,746
Goodwill	152,040	161,677
Prepaid Pension	58,891	59,277
Other Assets, net	33,516	40,689

	$665,538	$646,220

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$88,542	$87,164
Current portion of long-term debt	13,300	3,246
Compensation and employee benefits	15,701	12,137
Billings in excess of costs and estimated earnings	2,098	1,862
Accrued divestiture reserve	9,297	5,302
Liabilities of discontinued operations	1,994	413
Other accrued liabilities	32,760	39,355

	163,692	149,479
Long-term Debt, net of current portion	408,570	392,388
Postretirement Benefits Other Than Pensions	17,418	16,874
Deferred Income Taxes	486	2,927
Other Long-Term Liabilities	11,163	14,111
11.75% Cumulative Redeemable Exchangeable Preferred Stock	154,416	166,921

	755,745	742,700

Commitments and Contingencies
Shareholders’ Equity (Deficit):
Common stock	10	10
Additional paid-in capital	92,810	92,810
Accumulated deficit	(184,543)	(192,269)
Accumulated other comprehensive income	1,516	2,969

	(90,207)	(96,480)

	$665,538	$646,220

The accompanying notes are an integral part of these consolidated balance sheets.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Nine Months Ended August 31, 2003 and 2004
(unaudited) (in thousands of dollars, except share and per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2004	2003	2004
Net Sales	$163,011	$179,056	$496,392	$529,226

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	124,758	145,368	381,240	416,736
Selling and administrative	15,615	15,847	45,836	49,921
Depreciation and amortization	12,678	9,867	34,528	29,750
Insurance related losses (gains)	(2,774)	405	(8,510)	405
Loss from divestitures	—	609	—	3,209

	150,277	172,096	453,094	500,021

Operating Income	12,734	6,960	43,298	29,205
Interest expense	(8,629)	(9,131)	(24,160)	(26,941)
Preferred stock dividends accrued	—	(4,167)	—	(12,505)
Write-off of deferred financing costs	(6,327)	(492)	(6,327)	(492)
Other income (expense), net	(600)	520	(527)	807

Income (Loss) from Continuing Operations Before
Taxes	(2,822)	(6,310)	12,284	(9,926)
Income taxes	804	1,540	2,850	2,806

Income (Loss) from Continuing Operations	(3,626)	(7,850)	9,434	(12,732)
Discontinued Operations:
Loss from operations of discontinued businesses, net of zero (benefit) provision for income taxes	(333)	—	(1,561)	(53)
Gain (loss) on disposal of discontinued businesses, net of $600 benefit from income taxes in first nine months of 2003 and zero in 2004	(267)	502	(3,245)	5,059

Net Income (Loss)	(4,226)	(7,348)	4,628	(7,726)
Preferred stock dividends accreted or accrued	(4,168)	—	(12,274)	—

Loss Applicable to Common Shareholders	$(8,394)	$(7,348)	$(7,646)	$(7,726)

Basic and Diluted Net Income (Loss) per Share Applicable to Common Shareholders:
Continuing Operations	$(7.79)	$(7.85)	$(2.95)	$(12.73)
Discontinued Operations	(0.60)	0.50	(5.00)	5.00

	$(8.39)	$(7.35)	$(7.95)	$(7.73)

Weighted Average Number of Common Shares	1,000,000	1,000,000	961,389	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine-Months Ended August 31, 2003 and 2004
(unaudited) (in thousands of dollars)

	2003	2004
Cash Flows From Operating Activities:
Net income (loss)	$4,628	$(7,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,814	31,280
Preferred stock dividends accrued	—	12,505
Loss (gain) on disposal of discontinued businesses	3,245	(5,059)
Insurance (gain) loss	(3,312)	405
Loss from divestitures	—	609
Deferred income taxes	—	1,951
Write-off of deferred financing costs	6,327	492
Changes in assets and liabilities:
Sale of receivables, net (See Note F)	(46,475)	21,066
Receivables and retained interest in EaglePicher Funding Corporation, net	3,458	(13,334)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net	(8,124)	(16,783)
Inventories	(5,016)	(14,687)
Insurance claim receivable	(5,198)	—
Accounts payable	(22,677)	(1,904)
Accrued liabilities	(20,678)	(2,331)
Other, net	1,099	(5,847)

Net cash provided by (used in) operating activities	(55,909)	637

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment, and other, net	1,068	474
Capital expenditures	(10,630)	(34,333)
Kokam investment, license and other costs (see Note C)	—	(10,951)
Acquisition of majority interest in EaglePicher Horizon Batteries LLC (See Note B)	—	(3,500)

Net cash used in investing activities	(9,562)	(48,310)

Cash Flows From Financing Activities:
Reduction of long-term debt	(16,925)	(26,337)
Net repayments under revolving credit agreements	(121,500)	—
Proceeds from issuance of treasury stock	903	—
Redemption of senior subordinated notes	(209,500)	—
Proceeds from issuance of unsecured notes and credit facility	398,000	—
Payment of deferred financing costs	(9,708)	—

Net cash provided by (used in) financing activities	41,270	(26,337)

Net cash provided by discontinued operations	13,936	21,099

Effect of Exchange Rates on Cash	2,724	(111)

Net Decrease in Cash and Cash Equivalents	(7,541)	(53,022)
Cash and Cash Equivalents, beginning of period	31,522	67,320

Cash and Cash Equivalents, end of period	$23,981	$14,298

Supplemental Cash Flow Information:
Interest paid	$28,246	$21,125

Income taxes paid (refunded), net	$3,859	$(13)

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended November 30, 2003 presented in our Form 10-K, filed with the SEC on February 17, 2004.

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring adjustments), which, in our opinion are necessary to fairly state the results of operations for the three and nine month periods ended August 31, 2003 and 2004. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

        Inventories

        Inventories consisted of the following at November 30, 2003 and August 31, 2004 (in thousands of dollars):

	2003	2004
Raw materials and supplies	$23,445	$31,658
Work-in-process	13,729	18,219
Finished goods	14,358	16,483

	$51,532	$66,360

        Comprehensive Income (Loss)

        During the three and nine months ended August 31, 2003 and 2004 our comprehensive income (loss) was as follows (in thousands of dollars):

	Three Months Ended August		Nine Months Ended
	31,		August 31,
	2003	2004	2003	2004
Net income (loss)	$(4,226)	$(7,348)	$4,628	$(7,726)
Gain on interest rate swap agreements	1,172	—	2,624	670
Gain (loss) on forward foreign currency contracts	2,321	(136)	(216)	617
Change in currency translation adjustment	(1,640)	684	2,724	166

	$(2,373)	$(6,800)	$9,760	$(6,273)

        Revenue Recognition

        For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred.

     The following provides information on contracts in progress at November 30, 2003 and August 31, 2004 (in thousands of dollars):

	2003	2004
Costs incurred on uncompleted contracts	$167,091	$208,689
Estimated earnings	45,606	65,725

	212,697	274,414
Less: billings to date	(186,362)	(231,296)

	$26,335	$43,118

Costs and estimated earnings in excess of billings	$28,433	$44,980
Billings in excess of costs and estimated earnings	(2,098)	(1,862)

	$26,335	$43,118

     Reclassifications

     During 2004, we reclassified amounts in our 2003 financial statements to conform to our 2004 presentation.

B. GOODWILL

     EaglePicher Horizon Batteries LLC was a 50% owned venture that we did not control as of November 30, 2003. Effective December 1, 2003, this venture was amended and we acquired an incremental 12% interest from our venture partner for $7.5 million. We paid, for cash flow purposes, the $7.5 million in two installment payments of $4.0 million in November 2003 and $3.5 million in December 2003. We also obtained rights to appoint the General Manager and control three of the five members of the board. We now own 62% of this venture and control the operating board. Accordingly, we have consolidated this entity in the financial results of our Power Group Segment beginning with our quarter ended February 29, 2004. EaglePicher Horizon Batteries LLC manufactures and distributes next generation woven lead-acid battery technology. We recognized $9.6 million of additional goodwill related to taking control and consolidating this entity in our financial statements.

C. OTHER ASSETS

     During the second quarter of 2004, we signed a share purchase agreement to buy 51% of the equity securities of Kokam Engineering Ltd. (“Kokam”) from its majority shareholder. We expect to close this share purchase in December 2004, and accordingly, we expect to consolidate Kokam in our first quarter of 2005 (February 28, 2005) financial statements. Kokam is a lithium-ion battery manufacturer based in Seoul, South Korea. Under the provisions of this agreement, we paid $1.0 million in July 2004 as a good-faith non-refundable fee toward the total purchase price of approximately $5.7 million (this amount is payable in South Korean Won and therefore subject to foreign exchange) for the shares. In addition, the purchase price provides for an earn-out arrangement where the seller will receive ten times 1% of EBITDA (as defined in the share purchase agreement) for the first five years after closing with a maximum amount payable of approximately $14.8 million (this amount is payable in South Korean Won and therefore subject to foreign exchange). In addition, we signed a license agreement with Kokam. Under the provisions of the license agreement, we paid $4.0 million in July 2004 and will pay another $4.0 million in December 2004 (at closing of the investment), for the exclusive rights to manufacture and sell all of Kokam’s products and to utilize all of Kokam’s technology to sell into government markets throughout the world. If we elect not to make the second $4.0 million payment in December 2004, the license will revert to only United States government markets. Finally, during the third quarter of 2004 and the fourth quarter of 2004, we purchased an additional 13.6% of Kokam for $4.7 million. The investments in the stock ownership and the license have been included in Other Assets in the accompanying August 31, 2004 financial statements.

D. RECENTLY RELEASED OR ADOPTED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004. The adoption of

FIN No. 46(R) did not have a material impact on our financial condition or results of operations.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-16, “Accounting for Investments in Limited Liability Companies.” This consensus would require that we account for our investment in a start-up manufacturing company, as described in Note S of our Form 10-K for the year ended November 30, 2003, filed on February 17, 2004, as an equity method investment. As of August 31, 2004, we have $1.7 million recorded in our balance sheet related to this investment. The consensus will be effective for us on September 1, 2004 and will require that we record a cumulative effect of a change in accounting principle in our fourth quarter of 2004. We have not yet determined what the impact of EITF 03-16 will have on our financial condition or results of operations.

     The EITF has issued Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The issue is attempting to address numerous implementation and consistency issues for the mining industry, including the appropriate accounting for deferred stripping costs. Any consensus reached by the EITF on this issue could result in a change to our accounting policy on Deferred Stripping and as a result may have a material impact on our financial condition or results of operations.

     In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We will be required to adopt the disclosure requirements of SFAS No. 132(R) when we issue our November 30, 2004 financial statements, and we have disclosed the various elements of pension and postretirement benefit costs in interim-period financial statements as required by this statement in this Form 10-Q (see Note I).

E. DIVESTITURES AND DISCONTINUED OPERATIONS

Divestitures

     We have indemnified buyers of our former divisions and subsidiaries for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. We had previously recorded liabilities for these exposures; however, from time to time, as additional information becomes available, additional amounts need to be recorded.

     An analysis of the liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 2003	$9,297
Cash paid	(7,204)
Additional charges	3,209

Balance at August 31, 2004	$5,302

     In the first quarter of 2004, we recorded $2.6 million of expense related to a litigation settlement of a warranty claim related to a division sold effective December 1999. That payment was made during the second quarter of 2004. In addition, during the third quarter of 2004, we recorded $0.6 million of additional charges primarily related to environmental and workers compensation reserves.

Discontinued Operations

     Effective December 14, 2001, we sold certain of the assets of our former Construction Equipment Division. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and leased the facility to the buyer for a five year term. We also retained a certain amount of accounts receivable and raw materials inventory, a portion of which the buyer failed to purchase. During the second quarter of 2004, we reached an agreement with the buyer to reimburse us for the remaining inventory and terminated our lease for the Lubbock, Texas building and land. As such, we recorded a loss in Gain/(Loss) on Disposal of Discontinued Businesses of $0.4 million, net of a zero tax provision (benefit), to reduce the land and buildings to their estimated net realizable value.

     During the second quarter of 2003, we reached an agreement in principle for the sale of certain assets at our Hillsdale U.K. Automotive operation (a former component of our Hillsdale Segment) for cash of $1.1 million. The sale closed on June 11, 2003. In addition, we wound down the remaining operations of our Hillsdale U.K. Automotive operation during 2003. Accordingly, effective in the second quarter of 2003, upon receipt of authority from our Board of Directors, we discontinued the operations of our Hillsdale U.K. Automotive operation and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses a loss of $0.4 million for the nine months ended August 31, 2003. In addition, in the second quarter of 2003, we recognized a loss in Gain/(Loss) on Disposal of Discontinued Businesses of $3.0 million, which is net of a $0.6 million tax benefit related to this sale, and during the third quarter of 2003, we recognized an increase of $0.8 million to that Loss on Disposal of Discontinued Businesses due to various shutdown costs.

     In July 2003, we completed the sale of certain assets of our Germanium-based business in our Technologies Business Unit for net cash proceeds of approximately $14.0 million. These assets related to the production of Germanium-based products primarily used in the infrared optics and fiber optics applications and do not include any of our assets that are involved in the production of Germanium substrates and wafers. During the third quarter of 2003, we discontinued the operations of our Germanium-based business and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses losses of $0.2 million for the three months ended August 31, 2003 and $1.3 million for the nine months ended August 31, 2003. In addition, during the third quarter of 2003, we recorded in Gain/(Loss) on Disposal of Discontinued Businesses a gain of $0.5 million, net of $0 tax provision (benefit). During the second quarter of 2004, we recorded a loss in Gain/(Loss) on Disposal of Discontinued Businesses of $4.1 million, which is net of zero tax provision (benefit), primarily related to the write-off of an insurance receivable related to an entity that was supposed to provide a source of Germanium. We had previously filed an insurance claim to recover the loss of a non-monetary asset covered by insurance, and management and legal counsel had originally assessed the recovery of that insurance receivable as probable. In the second quarter of 2004, management and legal counsel no longer considered recovery probable and therefore we wrote-off the receivable.

     In April 2004, we sold our Environmental Science & Technology division within our Technologies Business Unit’s Specialty Materials Group Segment for cash of approximately $23.0 million. During the second quarter of 2004, we discontinued the operations of this business and restated all prior period financial statements. We have included in Gain (Loss) from Operations of Discontinued Businesses losses of $0.1 million for the three months ended August 31, 2003, income of $0.1 million for the nine months ended August 31, 2003, and losses of $0.1 million for the nine month period ended August 31, 2004. In addition, in the second quarter of 2004, we recognized a gain in Gain (Loss) on Disposal of Discontinued Businesses of $9.1 million, which is net of zero tax provision, and during the third quarter of 2004, we recognized an increase of $0.5 million to that Gain on Disposal of Discontinued Businesses.

     We do not allocate any general corporate overhead to Loss from Operations of Discontinued Businesses or Gain (Loss) on Disposal of Discontinued Businesses. However, in accordance with the provisions of EITF No. 87-24, “Allocation of Interest to Discontinued Operations” we do allocate to Loss from Operations of Discontinued Businesses (i) interest on debt that is to be assumed by buyers, (ii) interest on debt that is required to be repaid as a result of the divestiture, and (iii) a portion of our remaining consolidated interest expense that is not directly attributable to or related to our other operations. Other consolidated interest expense that is not attributed to our other operations is allocated based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of our total consolidated net assets plus our consolidated debt other than (a) debt of the discontinued operation that will be assumed by the buyer, (b) debt that is required to be paid as a result of the disposal transaction, and (c) debt that can be directly attributed to our other operations. Interest expense included in Loss from Operations of Discontinued Businesses was $0.9 million for the three months ended August 31, 2003, $4.1 million during the nine months ended August 31, 2003 and $0.9 million during the nine months ended August 31, 2004. We do not allocate any interest expense to the Gain (Loss) on Disposal of Discontinued Businesses.

     At August 31, 2004, the remaining balance in Liabilities of Discontinued Operations was primarily accrued liabilities and pension obligations related to our Hillsdale U.K. Automotive operation.

F. ACCOUNTS RECEIVABLE ASSET-BACKED SECURITIZATION (QUALIFYING SPECIAL PURPOSE ENTITY)

     We have an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our Credit Agreement or (b) January 2008.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the outstanding obligations of EPFC.

     We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2003 or August 31, 2004. The carrying value of our retained interest is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred to EPFC. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     As of November 30, 2003, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. During the three months ended August 31, 2003, we sold $132.4 million of accounts receivable to EPFC, and during the same period, EPFC collected $135.0 million of cash that was reinvested in new securitizations. During the nine months ended August 31, 2003, we sold $418.0 million of accounts receivable to EPFC, and during the same period, EPFC collected $405.9 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.

     As of August 31, 2004, our retained interest in EPFC was $48.0 million and the revolving pool of receivables that we serviced totaled $71.2 million. At August 31, 2004, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $21.1 million. During the three months ended August 31, 2004, we sold $130.4 million of accounts receivable to EPFC, and during the same period, EPFC collected $130.3 million of cash that was reinvested in new securitizations. During the nine months ended August 31, 2004, we sold $409.1 million of accounts receivable to EPFC, and during the same period, EPFC collected $387.2 million of cash that was invested in new securitization. The effective interest rate as of August 31, 2004 in the securitization was approximately 3.58%.

G. LONG TERM DEBT

     During the third quarter of 2003, we wrote-off $6.3 million of deferred financing costs in connection with the retirement of our former senior secured credit facility and the redemption of approximately 95% of our senior subordinated notes. In addition, in the third quarter of 2004, we wrote-off $0.5 million of costs in connection with retiring the remaining 5% of our senior subordinated notes.

     During March 2004, we entered into an amendment with the lenders of our Credit Agreement. We reduced the interest rate spread on the Term Loan by 50 basis points. The new interest rate, effective April 1, 2004, is at our option, a rate equal to (i) LIBOR plus 300 basis points or (ii) Alternate Base Rate (as defined) plus 200 basis points. In addition, as part of entering into this amendment we were provided certain adjustments to our financial covenant limitations. We paid the lenders of the Credit Agreement an amendment fee of 0.125%, or $0.3 million.

     During 2004, we paid-off one of our Industrial Revenue Bonds for $10.0 million.

     On May 31, 2004, we provided notice to the trustee and the holders of our Senior Subordinated Notes that we would redeem all remaining outstanding Senior Subordinated Notes on June 30, 2004, at a redemption price equal to 103.125% of the principal amount of each such Note, plus accrued and unpaid interest of $30.99 per $1,000 principal amount. On June 30, 2004, we made this redemption payment and removed this $9.5 million debt from our balance sheet.

H. 11.75% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends of our preferred stock to long-term liabilities and the accrual of the dividends subsequent to September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income. During 2004, $12.5 million of dividends have been accrued. In accordance with this statement, the prior period financial statements have not been reclassified.

I. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Substantially all of our employees are covered by various pension or profit sharing retirement plans. Our funding policy for defined benefit plans is to fund amounts on an actuarial basis to provide for current and future benefits in accordance with the funding guidelines of ERISA. Net periodic pension and postretirement benefit costs are based on valuations performed by our actuary as of December 1 of each fiscal year. The components of the costs are as follows (in thousands of dollars):

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
	2003	2004	2003	2004
Pension Benefits
Service cost	$970	$1,091	$2,910	$3,117
Interest cost	3,820	3,787	11,460	11,237
Expected return on plan assets	(4,942)	(5,437)	(14,826)	(15,977)
Recognized actuarial loss	584	503	1,522	1,531
Net amortization and deferral	(27)	(27)	(81)	(81)

Net periodic pension cost (income)	405	(83)	985	(173)
Special termination benefits	—	—	100	—
Effect of the SERP termination	(1,553)	—	(1,553)	—

Total income from providing pension benefits	$(1,148)	$(83)	$(468)	$(173)

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
	2003	2004	2003	2004
Postretirement Benefits
Service cost	$11	$29	$243	$53
Interest cost	193	76	891	474
Recognized actuarial loss	61	84	81	190
Net amortization and deferral	(159)	(351)	(159)	(679)

Net periodic postretirement cost (income)	$106	$(162)	$1,056	$38

     As discussed in our Form 10-K for the year ended November 20, 2003, we are continuing to monitor the funded status of our pension plans. Based on the decline this year in benchmark interest rates used to calculate pension liabilities, and the current pension asset values, it is likely that as of November 30, 2004, when we remeasure our pension obligations, we will need to write-off substantially all of our prepaid pension asset which was $59.3 million as of August 31, 2004, and record an additional minimum pension liability for the unfunded amount by a non-cash charge to other comprehensive income (“OCI”), resulting in an increased deficit in our shareholders’ equity. Any write-off of our prepaid pension asset will not have any impact on our covenant compliance.

J. LEGAL MATTERS

     In the third quarter of 2003, we recorded a $2.8 million gain related to a final settlement with our insurance carrier on a fire that occurred during the third quarter of 2001. In addition, in the second quarter of 2003, we recorded a $5.7 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility. In addition, during the third quarter of 2004, we settled a lawsuit related to assets which were destroyed in the fire for which a settlement gain was recorded in 2003.

     On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”) filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in the amount of approximately $20.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon appealed this decision to the District Court. The District Court reversed the Bankruptcy Court and ruled that Caradon’s claim was not discharged. We have appealed this decision to the U.S. Court of Appeals for the Sixth Circuit. We intend to contest this suit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations or cash flows.

     In March 2002, a purported class action on behalf of approximately 3,000 homeowners was filed in state court in Colorado against us and a company with a facility adjacent to our facility in Colorado Springs, Colorado seeking property damages, testing and remediation costs and punitive damages arising out of chlorinated solvents and nitrates in the groundwater alleged to arise out of activities at our facility and the adjacent facility. The case has been removed to federal court and there has been no decision whether to certify a class. In September 2002, as amended in May 2003, a trust purportedly the assignee of approximately 200 property owners filed suit against us and the same co-defendant in Colorado state court, which was subsequently removed to Federal District Court in Colorado. This lawsuit seeks unspecified damages to provide for remediation of the groundwater contamination as well as unspecified punitive damages. The owner of the adjacent facility, which is upgradient from our facility, is operating a remediation system aimed at chlorinated solvents in the groundwater originating from its facility under a compliance order on consent with the Colorado Department of Public Health and Environment (“CDPHE”). We are operating a remediation system for nitrates in the groundwater originating from our facility, also under a compliance order on consent with CDPHE. We do not believe that nitrates in groundwater materially affect any of the properties related to the plaintiffs in these lawsuits. Neither the United States Environmental Protection Agency nor the CDPHE has ever required us to undertake a cleanup for chlorinated solvents. In November 2003, we settled the purported class action lawsuit for $0.3 million, conditioned on the court’s certification of the purported class. In November 2003, we also settled the lawsuit brought by the trust, and claims of certain other individuals, for $0.3 million, conditioned on at least 90% of the 440 individuals covered by the settlement executing releases. In the first quarter of 2004, more than 90% of the individuals signed releases and this portion of the settlement was finalized. In October 2004, the court certified a settlement class and the class action settlement became final.

     On December 10, 2003, a purported class action on behalf of approximately 600 members of the Quapaw Tribe of Oklahoma owning or possessing lands within the Quapaw Reservation was filed in the United States District Court for the Northern District of Oklahoma against us and six other corporations. The lawsuit alleges liability for property damage resulting from historical mining activities prior to 1959. We believe that any possible liability to members of the Quapaw Tribe was discharged in connection with our bankruptcy reorganization in 1996. We intend to contest this lawsuit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations, or cash flows.

     In addition, we do work for the United States Government that is subject to various risks, including audits by the Department of Defense, and we are involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of our business. In our opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect our financial position, results of operations or cash flows.

K. BUSINESS SEGMENT INFORMATION

     During the first quarter of 2004, we elected to modify our reportable business segment information and move from reporting three business segments (Automotive, Technologies and Filtration and Minerals) to reporting six business segments (Hillsdale, Wolverine, Power Group, Specialty Materials Group, Pharmaceutical Services, and Filtration and Minerals), which is consistent with how our chief operating decision maker reviews the performance of the businesses. We have restated our prior period segment information to conform to the new presentation.

     The Hillsdale Segment produces noise, vibration and harshness (“NVH”) dampers for engine crankshafts and drivelines, yokes and flanges, transmission and engine pumps, automatic transmission filtration products, chassis corners and knuckle assemblies and other precision machined components.

     The Wolverine Segment produces rubber-coated materials and gaskets for automotive and non-automotive applications.

     Our Power Group Segment develops and commercializes advanced power systems for defense, aerospace and commercial applications.

     Our Specialty Materials Group Segment produces boron isotopes primarily for nuclear radiation containment.

     Our Pharmaceutical Services Segment provides contract pharmaceutical services.

     Our Filtration and Minerals Segment mines, processes and markets diatomaceous earth and perlite for use as a filtration aid, absorbent, performance additive and soil amendment.

     Sales between segments were not material.

     The following data represents financial information about our reportable business segments for the three and nine month periods ended August 31, 2003 and 2004 (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2003	2004	2003	2004
Net Sales
Hillsdale	$74,660	$76,050	$239,597	$234,738
Wolverine	22,957	27,345	66,864	79,499

Automotive Business Unit	97,617	103,395	306,461	314,237

Power Group	38,047	45,847	104,187	129,967
Specialty Materials Group	6,553	5,599	20,996	14,574
Pharmaceutical Services	1,407	3,172	6,690	9,009

Technologies Business Unit	46,007	54,618	131,873	153,550

Filtration and Minerals Business Unit	19,387	21,043	58,058	61,439

	$163,011	$179,056	$496,392	$529,226

Operating Income (Loss)
Hillsdale	$605	$(1,299)	$5,184	$788
Wolverine	3,647	3,246	10,981	12,125

Automotive Business Unit	4,252	1,947	16,165	12,913

Power Group	3,386	4,025	20,358	15,432
Specialty Materials Group	(312)	1,487	3,963	4,248
Pharmaceutical Services	2,674	144	2,631	946

Technologies Business Unit	5,748	5,656	26,952	20,626

Filtration and Minerals Business Unit	1,929	1,149	3,439	3,608

Corporate/ Intersegment	805	(1,792)	(3,258)	(7,942)

	$12,734	$6,960	$43,298	$29,205

Depreciation and Amortization
Hillsdale	$6,912	$5,901	$21,480	$17,634
Wolverine	1,347	1,133	4,052	3,415

Automotive Business Unit	8,259	7,034	25,532	21,049

Power Group	1,121	1,076	3,070	2,742
Specialty Materials Group	2,386	174	2,894	537
Pharmaceutical Services	205	250	651	749

Technologies Business Unit	3,712	1,500	6,615	4,028

Filtration and Minerals Business Unit	1,276	969	3,802	3,316

Corporate, net of allocations	(569)	364	(1,421)	1,357

	$12,678	$9,867	$34,528	$29,750

L. SUBSIDIARY GUARANTORS AND NON-GUARANTORS

     Our Senior Unsecured Notes were issued by our wholly owned subsidiary, EaglePicher Incorporated (“EPI”), and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly-owned United States subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI is subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Senior Unsecured Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries. We only accrue interest income and expense on intercompany loans once a year in our fourth fiscal quarter.

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF NOVEMBER 30, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$52,478	$1	$(2,732)	$17,573	$—	$67,320
Receivables and retained interest, net	62,937	—	2,620	21,673	—	87,230
Costs and estimated earnings in excess of billings	—	—	17,386	11,047	—	28,433
Intercompany accounts receivable	1,764	—	7,476	1,852	(11,092)	—
Inventories	5,762	—	36,276	11,595	(2,101)	51,532
Assets of discontinued operations	—	—	16,494	348	—	16,842
Prepaid expenses and other assets	2,218	—	4,301	3,875	—	10,394
Deferred income taxes	8,526	—	—	—	—	8,526

	133,685	1	81,821	67,963	(13,193)	270,277
Property, Plant and Equipment, net	24,823	—	102,154	23,837	—	150,814
Investment in Subsidiaries	288,465	68,121	30,455	—	(387,041)	—
Goodwill	37,339	—	104,686	13,154	(3,139)	152,040
Prepaid Pension	58,891	—	—	—	—	58,891
Other Assets, net	11,366	2,472	23,809	24,190	(28,321)	33,516

	$554,569	$70,594	$342,925	$129,144	$(431,694)	$665,538

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$22,125	$—	$55,680	$10,737	$—	$88,542
Intercompany accounts payable	—	—	1,840	9,252	(11,092)	—
Current portion of long-term debt	13,300	—	—	—	—	13,300
Liabilities of discontinued operations	—	—	1,038	956	—	1,994
Other accrued liabilities	29,347	—	22,164	8,345	—	59,856

	64,772	—	80,722	29,290	(11,092)	163,692
Long-term Debt, net of current portion	423,295	—	720	15,318	(30,763)	408,570
Postretirement Benefits Other Than Pensions	17,418	—	—	—	—	17,418
Other Long-term Liabilities	9,651	—	—	1,998	—	11,649
Preferred Stock	—	154,416	—	—	—	154,416

	515,136	154,416	81,442	46,606	(41,855)	755,745
Intercompany Accounts	(216,625)	10,790	181,907	29,234	(5,306)	—
Shareholders’ Equity (Deficit)	256,058	(94,612)	79,576	53,304	(384,533)	(90,207)

	$554,569	$70,594	$342,925	$129,144	$(431,694)	$665,538

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF AUGUST 31, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$6,027	$1	$869	$7,401	$—	$14,298
Receivables and retained interest, net	48,759	—	4,672	27,170	—	80,601
Costs and estimated earnings in excess of billings	—	—	30,569	14,411	—	44,980
Intercompany accounts receivable	3,926	—	9,645	1,514	(15,085)	—
Inventories	7,619	—	43,798	18,411	(3,468)	66,360
Prepaid expenses and other assets	2,329	—	4,739	5,998	—	13,066
Deferred income taxes	8,526	—	—	—	—	8,526

	77,186	1	94,292	74,905	(18,553)	227,831
Property, Plant and Equipment, net	21,198	—	105,409	30,139	—	156,746
Investment in Subsidiaries	321,301	74,717	28,793	—	(424,811)	—
Goodwill	37,339	—	104,687	19,651	—	161,677
Prepaid Pension	59,277	—	—	—	—	59,277
Other Assets, net	23,861	2,028	22,855	35,110	(43,165)	40,689

	$540,162	$76,746	$356,036	$159,805	$(486,529)	$646,220

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$19,561	$—	$53,265	$14,338	$—	$87,164
Intercompany accounts payable	—	—	1,513	13,572	(15,085)	—
Current portion of long-term debt	3,246	—	—	—	—	3,246
Other accrued liabilities	26,301	—	22,778	9,990	—	59,069

	49,108	—	77,556	37,900	(15,085)	149,479
Long-term Debt, net of current portion	417,707	—	4,165	15,178	(44,662)	392,388
Postretirement Benefits Other Than Pensions	16,874	—	—	—	—	16,874
Other Long-term Liabilities	8,931	—	—	8,107	—	17,038
Preferred Stock	—	166,921	—	—	—	166,921

	492,620	166,921	81,721	61,185	(59,747)	742,700
Intercompany Accounts	(216,399)	10,794	166,200	42,515	(3,110)	—
Shareholders’ Equity (Deficit)	263,941	(100,969)	108,115	56,105	(423,672)	(96,480)

	$540,162	$76,746	$356,036	$159,805	$(486,529)	$646,220

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED AUGUST 31, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$13,680	$—	$117,848	$31,483	$—	$163,011
Intercompany	4,495	—	4,242	754	(9,491)	—

	18,175	—	122,090	32,237	(9,491)	163,011

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	11,139	—	97,725	25,867	(9,973)	124,758
Selling and administrative	4,829	1	9,141	1,644	—	15,615
Intercompany charges	(1,516)	—	1,463	53	—	—
Insurance related losses (gains)	—	—	(2,774)	—	—	(2,774)
Depreciation and amortization	617	—	10,640	1,421	—	12,678

	15,069	1	116,195	28,985	(9,973)	150,277

Operating Income (Loss)	3,106	(1)	5,895	3,252	482	12,734
Other Income (Expense):
Interest (expense) income	(8,579)	(50)	—	—	—	(8,629)
Other income (expense), net	(881)	—	116	165	—	(600)
Write-off of deferred financing fees	(6,327)	—	—	—	—	(6,327)
Equity in earnings (losses) of consolidated subsidiaries	32,575	(4,175)	3,787	(134)	(32,053)	—

Income (Loss) from Continuing Operations Before Taxes	19,894	(4,226)	9,798	3,283	(31,571)	(2,822)
Income Taxes	(191)	—	—	(613)	—	(804)

Income (Loss) From Continuing Operations	19,703	(4,226)	9,798	2,670	(31,571)	(3,626)
Discontinued Operations	—	—	151	(751)	—	(600)

Net Income (Loss)	$19,703	$(4,226)	$9,949	$1,919	$(31,571)	$(4,226)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED AUGUST 31, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$16,489	$—	$123,293	$39,274	$—	$179,056
Intercompany	7,787	—	4,920	782	(13,489)	$—

	24,276	—	128,213	40,056	(13,489)	179,056

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	16,707	—	105,186	35,593	(12,118)	145,368
Selling and administrative	6,293	—	6,553	3,001	—	15,847
Intercompany charges	(1,689)	—	1,585	104	—	—
Depreciation and amortization	1,305	—	7,436	1,126	—	9,867
Insurance related loss	—	—	405	—	—	405
Loss from divestitures	609	—	—	—	—	609

	23,225	—	121,165	39,824	(12,118)	172,096

Operating Income (Loss)	1,051	—	7,048	232	(1,371)	6,960
Other Income (Expense):
Interest (expense) income	(9,832)	(149)	850	—	—	(9,131)
Preferred stock dividends accrued	—	(4,167)	—	—	—	(4,167)
Other income (expense), net	354	(3)	431	(262)	—	520
Write off of Deferred financing costs	(492)	—	—	—	—	(492)
Equity in earnings (losses) of consolidated subsidiaries	11,682	6,598	6,676	—	(24,956)	—

Income (Loss) from Continuing Operations Before Taxes	2,763	2,279	15,005	(30)	(26,327)	(6,310)
Income Taxes	(571)	—	—	2,111	—	1,540

Income (Loss) from Continuing Operations	3,334	2,279	15,005	(2,141)	(26,327)	(7,850)
Discontinued Operations	—	—	502	—	—	502

Net Income (Loss)	$3,334	$2,279	$15,507	$(2,141)	$(26,327)	$(7,348)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
NINE MONTHS ENDED AUGUST 31, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$40,606	$—	$370,956	$84,830	$—	$496,392
Intercompany	15,351	—	12,656	2,095	(30,102)	—

	55,957	—	383,612	86,925	(30,102)	496,392

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	34,788	—	305,871	70,683	(30,102)	381,240
Selling and administrative	17,989	4	22,828	5,015	—	45,836
Intercompany charges	(4,969)	—	4,796	173	—	—
Insurance related losses (gains)	724	—	(9,234)	—	—	(8,510)
Depreciation and amortization	2,094		28,478	3,956	—	34,528

	50,626	4	352,739	79,827	(30,102)	453,094

Operating Income (Loss)	5,331	(4)	30,873	7,098	—	43,298
Other Income (Expense):
Interest (expense) income	(24,110)	(50)	—	—	—	(24,160)
Other income (expense), net	(1,619)	—	1,064	28	—	(527)
Write-off of Deferred Financing Fees	(6,327)	—	—	—	—	(6,327)
Equity in earnings (losses) of consolidated subsidiaries	34,046	4,682	4,960	(134)	(43,554)	—

Income (Loss) from Continuing Operations Before Taxes	7,321	4,628	36,897	6,992	(43,554)	12,284
Income Taxes	(399)	—	(46)	(2,405)	—	(2,850)

Income (Loss) From Continuing Operations	6,922	4,628	36,851	4,587	(43,554)	9,434
Discontinued Operations	—	—	(646)	(4,160)	—	(4,806)

Net Income (Loss)	$6,922	$4,628	$36,205	$427	$(43,554)	$4,628

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
NINE MONTHS ENDED AUGUST 31, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$47,439	$—	$373,791	$107,996	$—	$529,226
Intercompany	21,399	—	13,150	1,766	(36,315)	—

	68,838	—	386,941	109,762	(36,315)	529,226

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	46,115	—	313,749	91,816	(34,944)	416,736
Selling and administrative	18,903	—	22,980	8,038	—	49,921
Intercompany charges	(5,169)	—	4,809	360	—	—
Depreciation and amortization	4,176	—	22,262	3,312	—	29,750
Insurance related loss	—	—	405	—	—	405
Loss from divestitures	3,209	—	—	—	—	3,209

	67,234	—	364,205	103,526	(34,944)	500,021

Operating Income (Loss)	1,604	—	22,736	6,236	(1,371)	29,205
Other Income (Expense):
Interest (expense) income	(27,321)	(445)	825	—	—	(26,941)
Preferred stock dividends accrued	—	(12,505)	—	—	—	(12,505)
Other income (expense), net	(186)	(3)	1,279	(283)	—	807
Write off of Deferred financing costs	(492)	—	—	—	—	(492)
Equity in earnings (losses) of consolidated subsidiaries	32,838	6,598	(1,660)	—	(37,776)	—

Income (Loss) from Continuing Operations Before Taxes	6,443	(6,355)	23,180	5,953	(39,147)	(9,926)
Income Taxes	(510)	—	—	3,316	—	2,806

Income (Loss) from Continuing Operations	6,953	(6,355)	23,180	2,637	(39,147)	(12,732)
Discontinued Operations	(355)	—	5,361	—	—	5,006

Net Income (Loss)	$6,598	$(6,355)	$28,541	$2,637	$(39,147)	$(7,726)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,922	$4,628	$36,205	$427	$(43,554)	$4,628
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(34,046)	(4,682)	(4,960)	134	43,554	—
Depreciation and amortization	4,380	—	28,478	3,956	—	36,814
Provision for discontinued operations	—	—	(484)	3,729	—	3,245
Insurance related gain	—	—	(3,312)	—	—	(3,312)
Write-off of Deferred Financing Costs	6,327	—	—	—	—	6,327
Changes in assets and liabilities, net of effect of non-cash items	(21,504)	(10,711)	(75,789)	(22,617)	27,010	(103,611)

	(37,921)	(10,765)	(19,862)	(14,371)	27,010	(55,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,815)	—	(5,510)	(3,305)	—	(10,630)
Proceeds from sale of property and equipment	—	—	1,068	—	—	1,068

	(1,815)	—	(4,442)	(3,305)	—	(9,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(226,425)	—	—	—	—	(226,425)
Net borrowings (repayments) under revolving credit agreements	(121,500)	—	—	—	—	(121,500)
Proceeds from the New Credit Agreement and issuance of Senior Unsecured Notes	398,000	—	—	—	—	398,000
Payment of deferred financing costs	(9,708)	—	—	—	—	(9,708)
Proceeds from issuance of treasury stock	—	903	—	—	—	903

	40,367	903	—	—	—	41,270

Net cash provided by discontinued operations	—	—	14,810	(874)	—	13,936

Effect of exchange rates on cash	—	—	—	2,724	—	2,724

Net increase (decrease) in cash and cash equivalents	631	(9,862)	(9,494)	(15,826)	27,010	(7,541)
Intercompany accounts	(15,708)	9,862	13,095	20,581	(27,830)	—
Cash and cash equivalents, beginning of period	27,694	1	(4,895)	7,902	820	31,522

Cash and cash equivalents, end of period	$12,617	$1	$(1,294)	$12,657	$—	$23,981

EAGLEPICHER HOLDINGS, INC
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,598	$(6,355)	$28,541	$2,637	$(39,147)	$(7,726)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(32,838)	(6,598)	1,660	—	37,776	—
Depreciation and amortization	5,264	444	22,262	3,310	—	31,280
Preferred stock dividends accrued	—	12,505	—	—	—	12,505
Loss (gain) on disposal of discontinued operations	355	—	(5,414)	—	—	(5,059)
Deferred income taxes	—	—	—	1,951		1,951
Insurance related loss	—	—	405	—	—	405
Write-off of deferred financing costs	492	—	—	—	—	492
Loss from divestitures	609					609
Changes in assets and liabilities, net of effect of non-cash items	(85)	—	(27,206)	(7,896)	1,367	(33,820)

	(19,605)	(4)	20,248	2	(4)	637

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment and other	—	—	474	—	—	474
Capital Expenditures	(2,882)	—	(23,470)	(7,981)	—	(34,333)
Kokam investment, license and other costs	—	—	(5,671)	(5,280)	—	(10,951)
Acquisition of majority interest in EaglePicher Horizon Battery LLC	—	—	—	(3,500)	—	(3,500)

	(2,882)	—	(28,667)	(16,761)	—	(48,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(26,337)	—	—	—		(26,337)

	(26,337)	—	—	—	—	(26,337)

Cash provided by discontinued operations	—	—	21,099	—		21,099

Effect of exchange rates on cash	—	—	—	(111)	—	(111)

Net increase (decrease) in cash and cash equivalents	(48,824)	(4)	12,680	(16,870)	(4)	(53,022)
Intercompany accounts	2,373	4	(9,079)	6,698	4	—
Cash and cash equivalents, beginning of period	52,478	1	(2,732)	17,573	—	67,320

Cash and cash equivalents, end of period	$6,027	$1	$869	$7,401	$—	$14,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains statements that, to the extent that they are not recitations of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to: our ability to maintain existing relationships with customers, demand for our products, our ability to successfully implement productivity improvements and/or cost reduction initiatives, including the performance of automated equipment, accuracy of our estimates to complete contracts on a percentage of completion method of accounting, our ability to source raw materials and components from overseas suppliers, accuracy of our reserves for losses, our ability to consolidate manufacturing plants, our ability to develop, market and sell new products, our ability to obtain raw materials especially certain grades of steel and natural gas on an economic basis, increased government regulation or changing regulatory policies resulting in higher costs and/or restricting output, increased price competition, currency fluctuations, general economic conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which we operate, as well as factors discussed in our filings with the U.S. Securities and Exchange Commission. We undertake no duty to update the forward-looking statements in this Form 10-Q and you should not view the statements made as accurate beyond the date of this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

     We have included a summary of our Critical Accounting Policies in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report, other than Pension Benefit Assumptions which are augmented by the disclosure below.

     Pension Benefit Plans Assumptions

     As discussed in our Form 10-K for the year ended November 20, 2003, we are continuing to monitor the funded status of our pension plans. Based on the decline this year in benchmark interest rates used to calculate pension liabilities, and the current pension asset values, it is likely that as of November 30, 2004, when we remeasure our pension obligations, we will need to write-off substantially all of our prepaid pension asset which was $59.3 million as of August 31, 2004, and record an additional minimum pension liability for the unfunded amount by a non-cash charge to other comprehensive income (“OCI”), resulting in an increased deficit in our shareholders’ equity. Any write-off of our prepaid pension asset will not have any impact on our covenant compliance.

     The write-off to OCI of the prepaid pension asset and the accrual for the pension liability are all non-cash items that are required under United States generally accepted accounting principles (“GAAP”). The accounting treatment under GAAP is different from the funding requirements mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Accordingly, we do not expect these non-cash charges to OCI to impact the need for potential cash contributions to our pension plans. Under the pension funding assumptions currently being evaluated, we do not anticipate a requirement for any cash contributions during the next several years. However, at our discretion, we may make voluntary contributions from time to time, based on our cash position, deductibility limits, and overall financial status, and the potential to further strengthen the funded status of the plans over the long-term.

RESULTS OF OPERATIONS

     The following summary financial information about our business segment data is presented to gain a better understanding of the narrative discussion below about our business segments (in thousands of dollars):

	Three Months Ended August 31,
	2003	2004	Variance	%
Net Sales
Hillsdale	$74,660	$76,050	$1,390	1.9%
Wolverine	22,957	27,345	4,388	19.1%

Automotive Business Unit	97,617	103,395	5,778	5.9%

Power Group	38,047	45,847	7,800	20.5%
Specialty Materials Group	6,553	5,599	(954)	(14.6%)
Pharmaceutical Services	1,407	3,172	1,765	125.4%

Technologies Business Unit	46,007	54,618	8,611	18.7%

Filtration and Minerals Business Unit	19,387	21,043	1,656	8.5%

	$163,011	$179,056	$16,045	9.8%

Operating Income (Loss)
Hillsdale	$605	$(1,299)	$(1,904)	N/A
Wolverine	3,647	3,246	(401)	(11.0%)

Automotive Business Unit	4,252	1,947	(2,305)	(54.2%)

Power Group	3,386	4,025	639	18.9%
Specialty Materials Group	(312)	1,487	1,799	N/A
Pharmaceutical Services	2,674	144	(2,530)	(94.6%)

Technologies Business Unit	5,748	5,656	(92)	(1.6%)

Filtration and Minerals Business Unit	1,929	1,149	(780)	(40.4%)

Corporate/ Intersegment	805	(1,792)	(2,597)	N/A

	$12,734	$6,960	$(5,774)	(45.3%)

	Nine Months Ended August 31,
	2003	2004	Variance	%
Net Sales
Hillsdale	$239,597	$234,738	$(4,859)	(2.0%)
Wolverine	66,864	79,499	12,635	18.9%

Automotive Business Unit	306,461	314,237	7,776	2.5%

Power Group	104,187	129,967	25,780	24.7%
Specialty Materials Group	20,996	14,574	(6,422)	(30.6%)
Pharmaceutical Services	6,690	9,009	2,319	34.7%

Technologies Business Unit	131,873	153,550	21,677	16.4%

Filtration and Minerals Business Unit	58,058	61,439	3,381	5.8%

	$496,392	$529,226	$32,834	6.6%

Operating Income (Loss)
Hillsdale	$5,184	$788	$(4,396)	(84.8%)
Wolverine	10,981	12,125	1,144	10.4%

Automotive Business Unit	16,165	12,913	(3,252)	(20.1%)

Power Group	20,358	15,432	(4,926)	(24.2%)
Specialty Materials Group	3,963	4,248	285	7.2%
Pharmaceutical Services	2,631	946	(1,685)	(64.0%)

Technologies Business Unit	26,952	20,626	(6,326)	(23.5%)

Filtration and Minerals Business Unit	3,439	3,608	169	4.9%

Corporate/ Intersegment	(3,258)	(7,942)	(4,684)	(143.8%)

	$43,298	$29,205	$(14,093)	(32.5%)

          Hillsdale Segment (Automotive Business Unit)

     Sales in our Hillsdale Segment increased $1.4 million, or 1.9%, to $76.1 million in the third quarter of 2004 from $74.7 million in the third quarter of 2003, and decreased $4.9 million, or 2.0%, to $234.7 million in the first nine months of 2004 from $239.6 million in the first nine months of 2003. This compares to an estimated decrease in North American automotive production (excluding North American light truck production by foreign manufacturers) of 2.5% in the third quarter of 2004 compared to 2003, and 2.8% in the first nine months of 2004 compared to 2003. The sales increase in the third quarter of 2004 was comprised of $2.0 million of higher volumes partially offset by $0.6 million, or 0.8%, of lower average selling prices. The sales decrease in the first nine months of 2004 was comprised of $3.1 million, or 1.3%, of lower average selling prices and $1.8 million of lower volumes.

     The volume changes were negatively impacted by the continued phase-out of three specific contracts that reduced comparative third quarter sales by $2.1 million and the first nine months sales by $5.2 million. The prospective (fourth quarter of 2004) impact on year over year growth for two of these contracts will continue to diminish as they are largely out of the 2003 sales base. However, on the third contract, which is a Ford transmission pump program, we anticipate no further fourth quarter sales which will have a year over year reduction of $4.8 million. Also, reductions in North American build levels for models we source to Honda, Hillsdale’s largest customer, reduced sales by $1.2 million in the third quarter of 2004 and $4.5 million in the first nine months of 2004, and reduced production for Mitsubishi vehicles we supply reduced sales by $1.6 million in the first half of 2004, with no impact on third quarter sales. These decreases were offset by 2004 sales increases of (a) a new technology transmission micro-filtration program to Ford of $1.6 million in the third quarter 2004, and $4.9 million in the first nine months of 2004, (b) an increase in sales of Allison transmission components of $1.0 million in the third quarter of 2004 and $2.8 million in the first nine months of 2004, (c) increases in Daimler Chrysler dampers of $0.8 million in the third quarter and $2.4 million in the first nine months of 2004, and (d) the launch of two new General Motors dampers programs for the L4 and L5 engines which increased sales by $0.6 million in the third quarter of 2004 and $2.0 million in the first nine months of 2004. The remainder of the sales variance is primarily due to the decreases in overall automotive builds. Also, a change in status from a Tier 2 vendor (where we only bill value add work) to a Tier 1 vendor (where we also bill for materials at cost) increased sales by $1.2 million for the third quarter and first nine months of 2004 with no impact on gross margins.

     Operating income in our Hillsdale Segment decreased $1.9 million to a loss of $1.3 million in the third quarter of 2004 from income of $0.6 million in the third quarter of 2003, and decreased $4.4 million, or 84.8%, to $0.8 million in the first nine months of 2004 from $5.2 million in the first nine months of 2003. Earnings have been impacted throughout 2004 by the costs to consolidate some of our U.S. production facilities and by the transition costs to establish a China sourcing base. These initiatives have proved more difficult than management anticipated and they have diluted management focus on remaining plant operations. This has resulted in lower productivity growth for the year in these plants, particularly in the second and third quarters of 2004, than we have achieved in recent years. However, we believe these key strategic initiatives will provide a more productive and competitive supply base to meet the increasing pressure from customers for cost reductions. We are also incurring higher steel costs that we believe will increasingly impact earnings the balance of the year. To date, we have been unable to completely recover these cost increases through surcharges to our customers.

     The decreases in operating income of $1.9 million in the third quarter of 2004 and $4.4 million in the first nine months of 2004 are primarily attributable to the following:

a.	The impact of lower average selling prices which reduced operating income by $0.6 million in the third quarter of 2004 and $3.1 million in the first nine months of 2004;

b.	Changes in volume which increased gross margins in the third quarter of 2004 by $0.5 million but decreased them in the first nine months of 2004 by $0.5 million;

c.	Restructuring costs of $2.0 million in the third quarter of 2004 and $3.4 million in the first nine months of 2004 to close two U.S. production facilities and to establish a China sourcing base;

d.	Premium air freight and overtime costs of $1.2 million incurred in the first half of 2004 due to capacity problems on an Allison transmission components program; and partially offset by

e.	Improved operating income due to lower depreciation and amortization costs of $1.0 million in the third quarter of 2004 and $3.9 million in the first nine months of 2004 due to lower capital spending in recent years.

     The North American automotive market remains a highly competitive market that is subject to potentially significant volume changes. We expect these competitive pressures to continue and possibly intensify. There are indications that our customers are consolidating their supplier base, increasing international sourcing and intensifying pressure for price reductions. We have and will continue to respond to these pressures by (a) continually improving productivity through Lean manufacturing, six sigma, and increased sourcing from lower cost international suppliers, (b) improving our technology positions, including designing products to be manufactured at a lower cost, and (c) achieving cost reductions from our existing supplier base.

     Steel cost increases have been imposed by suppliers due to market conditions in the steel industry. While Hillsdale has been able to substantially mitigate the impact of these increases to date through negotiations with both suppliers and customers, there is no assurance it will be able to continue to do so in the future.

          Wolverine Segment (Automotive Business Unit)

     Sales in our Wolverine Segment increased $4.4 million, or 19.1%, to $27.4 million in the third quarter of 2004 from $23.0 million in the third quarter of 2003, and increased $12.6 million, or 18.9%, to $79.5 million in the first nine months of 2004 from $66.9 million in the first nine months of 2003. Excluding the impact of favorable foreign currency (approximately 40% of Wolverine’s sales are in Europe), sales increased 16.5% in the third quarter of 2004 and 14.6% in the first nine months of 2004. These sales increases were due entirely to volume gains, as pricing was essentially flat in both the third quarter of 2004 and the first nine months of 2004. The volume increases are primarily related to new brake programs in Europe and new engine gasket programs in the United States. Sales mix has been somewhat negative as engine gasket sales have lower margins due to the higher cost of the stainless steel commonly utilized in this product offering.

     Operating income in our Wolverine Segment decreased $0.4 million, or 11.0%, to $3.2 million in the third quarter of 2004 from $3.6 million during the third quarter of 2003, and increased $1.1 million, or 10.4%, to $12.1 million in the first nine months of 2004 from $11.0 million in the first nine months of 2003. In the third quarter of 2004, the impact of higher volumes, improved cost absorption, and favorable foreign currency was essentially offset by a $1.0 million increase in steel prices, a $0.4 million inventory valuation adjustment, and other increases in normal operating expenses, such as manufacturing labor and healthcare costs. In addition to increased steel costs, Wolverine is experiencing periodic difficulty in procuring adequate sources of specific steel grades which is resulting in adjustments to production schedules and decreased manufacturing efficiency. If the ability to procure appropriate steel grades does not improve, or if it deteriorates in the future, Wolverine’s ability to meet customer demands in a timely manner may be jeopardized and operating efficiency will continue to suffer.

     The increase in operating income during the first nine months of 2004 was primarily due to higher sales volume and favorable foreign currency, partially offset by some significant cost increases in specific areas. These cost increases in the first nine months of 2004 include:

a.	$1.7 million in increased steel costs;

b.	$0.5 million of costs incurred in the first quarter to close our high cost Inkster, Michigan manufacturing line;

c.	$0.6 million of increased costs incurred in the first quarter primarily due to the closure of Wolverine’s primary manufacturing facility for three days due to weather conditions;

d.	$0.4 million inventory valuation adjustment; and

e.	$1.2 million in increased manufacturing labor and healthcare costs.

          Power Group Segment (Technologies Business Unit)

     Sales in our Power Group Segment increased $7.8 million, or 20.5%, to $45.8 million in the third quarter of 2004 from $38.0 million in the third quarter of 2003, and increased $25.8 million, or 24.7%, to $130.0 million in the first nine months of 2004 from $104.2 million in the first nine months of 2003. These increases were primarily due to higher volumes.

     During the third quarter of 2004, the increases included $4.1 million in missile battery sales, $1.2 million in batteries for mobile military communications equipment, $1.1 million in space batteries, $0.7 million in commercial battery sales, and $0.7 million, or 20%, in customer funded product development contracts. The increase in customer funded product development contracts is particularly important as they represent a foundation for future production awards.

     During the first nine months of 2004, our defense and space battery sales increased $22.3 million and our commercial battery sales increased $3.5 million. The increased defense and space volumes included $8.4 million in missile battery sales, $5.2 million in sales of batteries for mobile military communications equipment, $3.9 million in space batteries, and $4.8 million, or 66%, in customer funded product development contracts.

     Operating income in our Power Group Segment increased $0.6 million, or 18.9%, to $4.0 million in the third quarter of 2004 from $3.4 million in the third quarter of 2003, and decreased $4.9 million, or 24.2%, to $15.5 million in the first nine months of 2004 from $20.4 million in the first nine months of 2003. The decrease in the first nine months of 2004 is primarily due to a $6.5 million insurance gain recorded in the second quarter of 2003. We are also investing resources to support future growth in our commercial battery business, including EaglePicher Horizon Batteries, and increasing defense production capacity that is negatively impacting results in 2004.

     The increased operating income in the third quarter of 2004 is primarily due to a $2.0 million of gross margin on additional sales volumes and favorable pricing, partially offset by $1.2 million of start-up losses for EaglePicher Horizon Batteries;

     The decrease in the first nine months of 2004 is primarily due to the following favorable/ (unfavorable) items:

a.	($6.5) million decrease due to an insurance gain recorded in the second quarter of 2003;

b.	$4.2 million increase in margin on additional sales volume;

c.	$1.2 million related to favorable pricing;

d.	($2.0) million related to start-up losses for EaglePicher Horizon Batteries; and

e.	($1.8) million increase in selling, general and administrative expenses for consulting, severance, travel, legal, and increased staffing.

     Productivity initiatives, primarily related to improved supply chain management and automation of production process, during 2004 were essentially offset by a reduced margin booking rate, under long-term contract accounting, on a specific defense contract primarily due to additional labor costs to support future growth on that contract as a result of the delay in the implementation of automation, as well as start-up costs on our new Phoenix manufacturing line.

          Specialty Materials Group Segment (Technologies Business Unit)

     Sales in our Specialty Materials Group Segment decreased $1.0 million, or 14.6%, to $5.6 million in the third quarter of 2004 from $6.6 million in the third quarter of 2003, and decreased $6.4 million, or 30.6%, to $14.6 million in the first nine months of 2004 from $21.0 million in the first nine months of 2003. These sales decreases were primarily due to exiting certain product lines in 2003 ($1.0 million in the third quarter of 2003, and $3.5 million in the first nine months of 2003), and in the first nine months of 2004, the timing of shipment in our enriched Boron business to nuclear power plant customers.

     In April 2004, we sold our Environmental Sciences & Technology division within our Technologies Business Unit’s Specialty Materials Group Segment for cash, net of expenses, of approximately $21.7 million. We have accounted for this sale as a Discontinued Operation and therefore restated our 2003 and 2004 financial results to exclude this division’s operating results from income from continuing operations.

     Operating income in our Specialty Materials Group Segment increased $1.8 million to income of $1.5 million in the third quarter of 2004 from a loss of $0.3 million in the third quarter of 2003, and increased $0.2 million, or 7.2%, to $4.2 million in the first nine months of 2004 from $4.0 million in the first nine months of 2003. The increase in operating income in third quarter of 2004 and the first nine months of 2004 was due to $2.1 million of accelerated depreciation expense recorded in the third quarter of 2003 for product lines that were exited at that time. This was partially offset in both periods by the impact of lower sales.

          Pharmaceutical Services Segment (Technologies Business Unit)

     Sales in our Pharmaceutical Services Segment increased $1.8 million, or 125.4%, to $3.2 million in the third quarter of 2004 from $1.4 million in the third quarter of 2003, and increased $2.3 million, or 34.7%, to $9.0 million in the first nine months of 2004 from $6.7 million in the first nine months of 2003. These increases are primarily related to increased volumes.

     Operating income in our Pharmaceutical Services Segment decreased $2.5 million, or 94.6%, to $0.1 million in the third quarter of 2004 from $2.6 million in the third quarter of 2003, and decreased $1.7 million, or 64.0%, to $0.9 million in the first nine months of 2004 from $2.6 million in the first nine months of 2003. These decreases are primarily due to a $2.8 million insurance gain recorded in third quarter of 2003 and the $0.4 million insurance loss recorded in the third quarter of 2004, offset by increased volume and favorable sales mix.

          Filtration and Minerals Segment (and Business Unit)

     Sales in our Filtration and Minerals Segment increased $1.7 million, or 8.5%, to $21.0 million in the third quarter of 2004 from $19.3 million in the third quarter of 2003, and increased $3.4 million, or 5.8%, to $61.4 million in the first nine months of 2004 from $58.0 million in the first nine months of 2003. These sales increases are primarily related to increased volumes as the impact of lower pricing in Europe is offset by favorable foreign currency. The sales increases are primarily related to increased sales in our targeted filtration and additives market, including increases in sales of low beer soluble iron product used in the brewing industry.

     Operating income in our Filtration and Minerals Segment decreased $0.8 million, or 40.4%, to $1.1 million in the third quarter of 2004 from $1.9 million in the third quarter of 2003, and increased $0.2 million, or 4.9%, to $3.6 million in the first nine months of 2004 from $3.4 million in the first nine months of 2003. The decrease in the third quarter of 2004 was primarily related to increased gross margin on the higher sales volumes which was more than offset by $0.7 million of higher ore mining and fuel costs, as well as a $0.6 million inventory valuation adjustment. This increase in the first nine months of 2004 was primarily related to increased gross margin on the higher sales volumes and favorable foreign currency, partially offset by $1.9 million of higher ore mining and fuel costs, as well as a $0.6 million inventory valuation adjustment.

          Corporate Segment

     Operating income (loss) in our Corporate Segment decreased $2.6 million to a loss of $1.8 million in the third quarter of 2004 from income of $0.8 million in the third quarter of 2003, and decreased $4.7 million, or 143.8%, to a loss of $8.0 million in the first nine months of 2004 from $3.3 million in the first nine months of 2003. These decreases are primarily due to (a) increased actuarial determined expenses for pension and postretirement benefits, (b) higher depreciation expense related to lower depreciation allocations to the Operating Segments, and (c) increased Loss from Divestitures expense primarily related to the $2.6 million first quarter of 2004 settlement of a warranty claim. These higher expenses were partially offset by lower management bonus expenses of $1.7 million in the third quarter of 2004 and $2.4 million in the first nine months of 2004.

          Company Discussion

     Net Sales. Net sales increased $16.0 million, or 9.8%, to $179.1 million in the third quarter of 2004 from $163.1 million in the third quarter of 2003, and increased $32.8 million, or 6.6%, to $529.2 million in the first nine months of 2004 from $496.4 million in the first nine months of 2003.

     The sales increase in the third quarter of 2004 was primarily driven by a $7.8 million, or 20.5%, increase in our Technologies Business Unit’s Power Group Segment related to higher volumes in our defense and space businesses. In addition, the increase was driven by a $4.4 million, or 19.1%, increase in our Automotive Business Unit’s Wolverine Segment primarily due to a 16.5% volume increase, and a $1.7 million, or 8.5%, increase in our Filtration and Minerals Segment. The sales increase in the first nine months of 2004 was primarily driven by a $25.8 million, or 24.7%, increase in our Technologies Business Unit’s Power Group Segment related to higher volumes in our defense and space businesses. In addition, the increase was driven by a $12.6 million, or 18.9%, increase in our Automotive Business Unit’s Wolverine Segment, primarily due to a 14.6% volume increase. These increases were partially offset by a $4.9 million, or 2.0%, decrease in our Automotives Business Unit’s Hillsdale Segment, due to lower average selling prices and the phase-out of three specific programs. See above for a more detailed discussion of the individual segments’ results.

     Cost of Products Sold (exclusive of depreciation). Costs of products sold increased $20.6 million, or 16.5%, to $145.4 million in the third quarter of 2004 from $124.8 million in the third quarter of 2003, and increased $35.5 million, or 9.3%, to $416.7 million in the first nine months of 2004 from $381.2 million in the first nine months of 2003. Our gross margin decreased $4.6 million, or 11.9%, to $33.7 million in the third quarter of 2004 from $38.3 million in the third quarter of 2003, and the gross margin percentage decreased 4.7 points to 18.8% from 23.5%. Our gross margin decreased $2.7 million, or 2.3%, to $112.5 million in the first nine months of 2004 from $115.2 million in the first nine months of 2003, and the gross margin percentage decreased 1.9 points to 21.3% from 23.2%. The deterioration of these margin rates are primarily the result of:

a.	Increased steel costs and plant closure costs in our Wolverine Segment;

b.	Increased ore mining and energy costs in our Filtration and Minerals Segment;

c.	Lower average selling prices, plant restructuring and China sourcing start-up costs in our Hillsdale Segment; and

d.	Negative gross margins in EaglePicher Horizon Batteries.

     Selling and Administrative. Selling and administrative expense increased $0.2 million, or 1.5%, to $15.8 million in the third quarter of 2004 from $15.6 million in the third quarter of 2003, and increased $4.1 million, or 8.9%, to $49.9 million in the first nine months of 2004 from $45.8 million in the first six months of 2003. These increases are primarily due to management infrastructure costs and selling expenses in our Power Group Segment to support growth in EaglePicher Horizon Batteries ($0.7 million in the third quarter of 2004 and $1.7 million in the first nine months of 2004), increased costs to support the selling activities in our Wolverine Segment, as well as costs to support global sourcing initiatives, primarily in China, in our Hillsdale Segment.

     Depreciation and Amortization. Depreciation and amortization decreased $2.8 million, or 22.2%, to $9.9 million in the third quarter of 2004 from $12.7 million in the third quarter of 2003, and decreased $4.8 million, or 13.8%, to $29.7 million in the first nine months of 2004 from $34.5 million in the first nine months of 2003. These decreases were primarily related to $2.1 million of accelerated depreciation expense recorded in the third quarter of 2003 for product lines that were exited at that time, and for certain assets whose depreciation was completed in 2003.

     Insurance Related Gains. In the third quarter of 2003, we recorded a $2.8 million gain related to a final settlement with our insurance carrier on a fire that occurred during the third quarter of 2001. In addition, in the second quarter of 2003, we recorded a $5.7 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility. In addition, during the third quarter of 2004, we settled a lawsuit related to assets which were destroyed in the fire for which a settlement gain was recorded in 2003.

     Loss from Divestitures. All amounts recorded in loss from divestitures expense relate to operations that were sold or that were divested prior to November 30, 2003. During the third quarter of 2004, we recorded $0.6 million primarily related to environmental and workers compensation claims, and during the first quarter of 2004, we recorded a $2.6 million charge related to a litigation settlement of a warranty claim for a division sold effective December 1999. We paid this settlement in the second quarter of 2004.

     Operating Income. Operating income decreased $5.7 million, or 45.3%, to $7.0 million in the third quarter of 2004 from $12.7 million in the third quarter of 2003, and decreased $14.1 million, or 32.5%, to $29.2 million in the first nine months of 2004 from $43.3 million in the first nine months of 2003. These changes were primarily the result of the following favorable/ (unfavorable) items (in million of dollars):

	Third	First Nine
	Quarter of	Months of
	2004	2004
a. Gross margins	$(4.6)	$(2.7)
b. Selling and administrative expenses	(0.2)	(4.1)
c. Depreciation and amortization	2.9	4.8
d. Insurance related gains in 2003 and losses in 2004	(3.2)	(8.9)
e. Loss from divestitures in 2004	(0.6)	(3.2)

	$(5.7)	$(14.1)

     See above for a discussion of the variances in each of these line items.

     Interest Expense. Interest expense was $8.6 million in the third quarter of 2003 and $9.1 million in the third quarter of 2004 (not including $0.9 million in the third quarter of 2003 which was allocated to discontinued operations). Interest expense was $24.2 million in the first nine months of 2003 and $26.9 million in the first nine months of 2004 (not including $4.1 million in the first nine months of 2003 and $0.9 million in the first nine months of 2004 which was allocated to discontinued operations). Including interest allocation to discontinued operations, our year over year interest expense decreased $1.4 million in the third quarter of 2004 and $0.5 million in the first nine months of 2004 primarily due to lower interest rates.

     Preferred Stock Dividends Accrued. Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends on our redeemable preferred stock to long-term liabilities and the accrual of dividends payable subsequent to September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income (loss). During 2004, $12.5 million of dividends have been accrued. In accordance with this statement, the prior period financial statements have not been reclassified.

     Write-off of Deferred Financing Costs. During the third quarter of 2003, we wrote-off $6.3 million of deferred financing costs in connection with the retirement of our former senior secured credit facility and the redemption of approximately 95% of our senior subordinated notes. In addition, in the third quarter of 2004, we wrote-off $0.5 million of costs in connection with retiring the remaining 5% of our senior subordinated notes.

     Income Tax Provision. Income tax provision was $1.5 million in the third quarter of 2004 compared to $0.8 million in the third quarter of 2003, and $2.8 million in the first nine months of 2004 compared to $2.9 million in the first nine months of 2003. These provisions relate to the allocation of income and loss between the United States and foreign jurisdictions and primarily represent the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing previous losses. There is no U.S. Federal or state net tax benefit or provision recorded during 2003 and 2004.

     Discontinued Operations. During the second quarter of 2003, we accounted for our Automotive Business Unit’s Hillsdale U.K. operation as a discontinued operation. During the third quarter of 2003, we accounted for the sale of certain assets of our Germanium-based business in our Technologies Business Unit as a discontinued operation. During the second quarter of 2004, we accounted for the sale of our Scientific Products & Technology business in our Technologies Business Unit as a discontinued operation. Accordingly, we have restated our prior period financial statements to conform to the discontinued operations presentation.

     Net Income (Loss). Our net loss increased $3.1 million, or 73.9%, to $7.3 million in the third quarter of 2004 from $4.2 million in the third quarter of 2003. Our net income (loss) decreased $12.4 million to a net loss of $7.7 million in the first nine months of 2004 from net income of $4.6 million in the first nine months of 2003. These declines are the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash flows from operations and availability under our credit facilities are considered adequate to fund our short-term and long-term capital needs. As of August 31, 2004, we had $116.4 million unused under our various credit facilities, including EaglePicher Funding Corporation. However, due to various financial covenant limitations under our Credit Agreement measured at the end of each quarter, on August 31, 2004, we could only incur an additional $19.5 million of indebtedness.

     At August 31, 2004, we were in compliance with all of our debt covenants. We expect to remain in compliance with our debt covenants throughout fiscal year 2004.

     Cash Flows

     All references herein to years are to the nine-months ended August 31 unless otherwise indicated.

     Operating Activities. Operating activities provided $0.6 million in cash during 2004 compared to using $55.9 million in 2003. In 2003, cash flows from operating activities were impacted by our net income of $4.6 million and non-cash charges of $36.8 million from depreciation and amortization, $6.3 million from the write-off of deferred financing costs, $3.2 million from loss on the disposal of a discontinued businesses, partially offset by a non-cash gain of $3.3 from insurance, resulting in cash sources of $47.6 million compared to a 2004 amount of $34.5 million. The 2004 amount of $34.5 million is comprised of our net loss of $7.7 million, and non-cash charges of $31.3 million from depreciation and amortization, $12.5 million from preferred stock dividends accruals, $2.0 million from deferred tax provision, $0.5 million from the write-off of deferred financing costs, $0.4 million from insurance losses, $0.6 million from loss from divestitures, partially offset by a gain of $5.1 million from discontinued operations.

     The operating cash flow for 2003 was also decreased by $103.5 million due to changes in certain assets and liabilities, resulting in net cash used in operating activities of $55.9 million. This $103.5 million decrease was primarily due to a $46.5 million reduction of beneficial interests issued by our accounts receivable asset-backed securitization, EaglePicher Funding Corporation, $20.7 million decrease in accrued liabilities, primarily related to payments on restructuring and legal matters which were expenses in 2002, and $22.7 million decrease in accounts payable primarily related to obtaining discounts from vendors on early payment options and to shorten payment terms for two major suppliers, as a result of our increased liquidity from our August 2003 capital structure refinancing. The remaining decreases were the result of increases of production in our Power Group’s Segment on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected, as well as increases in inventories.

     The operating cash flow for 2004 was decreased by $33.9 million due to changes in certain assets and liabilities, resulting in net cash provided by operating activities of $0.6 million. This was primarily due to:

a.	$21.1 million source of cash as a result of the issuance of beneficial interests by our accounts receivable asset-backed securitization, EaglePicher Funding Corporation.

b.	$14.7 million increase in inventories primarily related to an inventory build in our Hillsdale Segment to support plant and sourcing restructurings, increases in our Wolverine and Power Group Segments to support their sales growth, and $3.7 million to build our inventory position for EaglePicher Horizon Batteries.

c.	$13.3 million increase in receivables primarily due to (a) overall increased sales growth and (b) increases in days sales outstanding in the third quarter of 2004 compared to the fourth quarter of 2003. However, the overall level of days sales outstanding as of August 31, 2004 of 51 days is less than the amount as of August 31, 2003 of 53 days.

d.	$16.8 million increase in production on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected. This was primarily driven by (a) 24.7% increase in our Power Group Segment’s revenues in the first nine months of 2004, and (b) production bottlenecks in the latter stages of certain defense contracts which have resulted in the delay of certain shipments to customers.

e.	$8.0 million use of cash primarily from the payment of legal and environmental matters related to previously sold divisions.

     Investing Activities. Investing activities used $48.3 million of cash during 2004 compared to $9.6 million in 2003. The 2004 amount includes $34.3 million for capital expenditures, $3.5 million for the purchase of a controlling interest in EaglePicher Horizon Batteries LLC, and $11.0 million for our initial investment and payment of license fees and other costs to acquire an interest in Kokam Engineering Ltd, a Lithium-ion battery manufacturer based in Seoul, South Korea. The 2003 amount primarily includes $10.6 million for capital expenditures. We expect our capital expenditures to be approximately $40.0 million in 2004.

     Financing Activities. Financing activities used $26.3 million of cash during 2004 compared to providing $41.3 million in 2003. During 2004, the use of cash was primarily to pay off a $10.0 million Industrial Revenue Bond, to repay a portion of our Term Loan from proceeds of the sale of our Environmental Science & Technology division, and to redeem the remaining $9.5 million of outstanding senior subordinated notes. During 2003, we completed a tender offer on our senior subordinated notes and issued new senior unsecured notes. In addition, we paid off our former credit agreement and issued a new credit agreement. Accordingly, during 2003, we used $347.9 million of cash to redeem our senior subordinated notes and pay-off our former credit agreement, and we received $388.3 million, net of financing costs, of cash for the issuance of our senior unsecured notes and credit agreement.

     Discontinued Operations Activities. During 2004, we sold our Environmental Science & Technology division within our Technologies Business Unit for approximately $23.0 million, which resulted in approximately $21.1 million of net cash provided by discontinued operations. During 2003, we sold certain assets of our Germanium-based business in our Technologies Business Unit for approximately $14.0 million.

     Capitalization

     Our capitalization, which excludes the obligations of our accounts receivable asset-backed securitization of zero at November 30, 2003 and $21.1 million at August 31, 2004, consisted of the following at November 30, 2003 and August 31, 2004 (in thousands of dollars):

	November 30,	August 31,
	2003	2004
Credit Agreement:
Revolving credit facility	$—	$—
Term loan	149,625	142,820
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.9 million discount	248,040	248,142
Senior Subordinated Notes, 9.375% interest, paid off in June 2004	9,500	—
Industrial Revenue Bond, variable interest (1.64% at August 31, 2004), due in 2005	13,600	3,600
Other	1,105	1,072

	421,870	395,634
Preferred Stock	154,416	166,921
Shareholders’ Deficit	(90,207)	(96,480)

	$486,079	$466,075

     Credit Agreement. We have a syndicated senior secured loan facility (“Credit Agreement”) providing an original term loan (“Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“Facility”). The Facility bears interest, at our option, at a rate equal to (i) LIBOR plus 350 basis points or (ii) an Alternate Base Rate (“ABR”) (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 250 basis points. The Term Loan bears interest, at our option, at a rate equal to (i) LIBOR plus 300 basis points or (ii) the ABR plus 200 basis points. Interest is generally payable quarterly on the Facility and Term Loan. We are permitted to enter into interest rate swap agreements to manage our variable interest rate exposure. However, as of August 31, 2004, we had no interest rate swaps outstanding. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.5% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility.

     If we meet certain financial benchmarks, the interest rate spreads on the Facility, the commitment fees and the fees for letters of credit may be reduced.

     The Term Loan will mature upon the earlier of (i) August 7, 2009 or (ii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The Facility will mature upon the earlier of (i) August 7, 2008 or (ii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Preferred Stock is scheduled for mandatory redemption on March 1, 2008.

     At August 31, 2004, we had $29.5 million in outstanding letters of credit under the Facility, which together with borrowings of zero, made our available borrowing capacity of $95.5 million. However, due to various financial covenant limitations under our Credit Agreement measured at the end of each quarter, on August 31, 2004, we could only incur an additional $19.5 million of indebtedness.

     The Credit Agreement is secured by our capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our United States subsidiaries.

     The Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form or invest in joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our Credit Agreement, we are required to include the outstanding obligations of EPFC, our off-balance sheet special purpose entity. We were in compliance with all covenants at August 31, 2004.

     In addition to regularly scheduled payments on the Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the Credit Agreement.

     Senior Unsecured Notes. In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes, due 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We were in compliance with these covenants at August 31, 2004. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries.

     Industrial Revenue Bond. Our industrial revenue bond requires monthly interest payments at variable interest rates based on the market for similar issues and is secured by a letter of credit issued under the Facility described above.

     Preferred Stock. Our preferred stock increased $12.5 million during the first nine months of 2004 as a result of the accrual of preferred dividends. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the Preferred Stock. Our Board of Directors did not declare a cash dividend as of September 1, 2003. If we do not pay cash dividends on the Preferred Stock, the holders of the Preferred Stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our Preferred Stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the Preferred Stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest. The Preferred Stock is scheduled for mandatory redemption on March 1, 2008. If we don’t redeem the Preferred Stock on March 1, 2008, the holders of the Preferred Stock may become entitled to elect a majority of our Board of Directors.

     Shareholders’ Deficit. Our shareholders’ deficit increased $6.3 million during the first nine months of 2004 due to our comprehensive loss.

     Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity)

     We have an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our Credit Agreement or (b) January 2008.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the outstanding obligations of EPFC.

     We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2003 or August 31, 2004. The carrying value of our retained interest is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred to EPFC. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     As of November 30, 2003, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. During the three months ended August 31, 2003, we sold $132.4 million of accounts receivable to EPFC, and during the same period, EPFC collected $135.0 million of cash that was reinvested in new securitizations. During the nine months ended August 31, 2003, we sold $418.0 million of accounts receivable to EPFC, and during the same period, EPFC collected $405.9 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.

     As of August 31, 2004, our retained interest in EPFC was $48.0 million and the revolving pool of receivables that we serviced totaled $71.2 million. At August 31, 2004, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $21.1 million. During the three months ended August 31, 2004, we sold $130.4 million of accounts receivable to EPFC, and during the same period, EPFC collected $130.3 million of cash that was reinvested in new securitizations. During the nine months ended August 31, 2004, we sold $409.1 million of accounts receivable to EPFC, and during the same period, EPFC collected $387.2 million of cash that was invested in new securitization. The effective interest rate as of August 31, 2004 in the securitization was approximately 3.58%.

     Credit Agreement and Accounts Receivable Asset-Backed Securitization Financial Covenants

     There are three financial covenants contained in our Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. They are a leverage ratio (the ratio of total debt, including the obligations of our Accounts Receivable Asset-Backed Securitization, to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA minus capital expenditures to the sum of interest expense plus scheduled principal payments plus cash dividends paid plus income taxes paid), all as defined in the Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. As of August 31, 2004, we were in compliance with the covenant calculations described above.

     Based on our projections for 2004, we expect to remain in compliance with all covenants. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the Credit Agreement and Accounts Receivable Asset-Backed Securitization, may place us at risk of not being able to comply with all of the covenants in the Credit Agreement and Accounts Receivable Asset-Backed Securitization. In the event we cannot comply with the terms of the Credit Agreement and Accounts Receivable Asset-Backed Securitization as currently written, it would be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. Any agreements to amend the covenants and/or obtain waivers may likely require us to pay a fee and increase the interest rates payable under the Credit Agreement and Accounts Receivable Asset-Backed Securitization. The amount of such fee and increase in interest rates would be determined in the negotiations of the amendment.

     Contractual Obligations and Other Commercial Commitments

     We have included a summary of our Contractual Obligations and Other Commercial Commitments in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report.

     Recently Released or Adopted Accounting Standards

     Please refer to Note D of the financial statements regarding Recently Released or Adopted Accounting Standards in Part I, Item 1, which is incorporated by reference in this Part I, Item 2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We have included a summary of our Quantitative and Qualitative Disclosure About Market Risk in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report.

Item 4. Controls and Procedures.

     Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report as required by the rules of the Securities and Exchange Commission. Based on that evaluation and as a result of commencing our procedures to comply with Sarbanes Oxley Section 404, our Chief Executive Officer and our Chief Financial Officer have noted that there are significant amounts of manual controls in our Technologies Business Unit Segment. In addition, this business unit continues to operate on old information systems which also contribute to an increased likelihood of problems with internal control weaknesses over financial reporting. We are in the process of implementing a new enterprise resource planning (ERP) software application in this business unit, which will require a comprehensive review of our internal controls over financial reporting. We expect this ERP system to be fully implemented at the time we are required to comply with the new requirements of Section 404 of the Sarbanes Oxley Act, which is our fiscal year ending November 30, 2005. Notwithstanding these observations related to internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          Please refer to Note J of the financial statements regarding Legal Matters contained in Part I, Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit
Number		Title of Exhibit	Note
31.1	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

          *Filed herewith

(b) Reports on Form 8-K

•	Form 8-K, filed July 15, 2004, concerning our press release dated July 14, 2004.

•	Form 8-K, filed July 29, 2004, concerning our Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER HOLDINGS, INC.

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER INCORPORATED

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARPENTER ENTERPRISES, INC.

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAISY PARTS, INC.

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE-PICHER FAR EAST, INC.

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FILTRATION & MINERALS, INC.

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER TECHNOLOGIES, LLC

/s/ Bradley J. Waters
Bradley J. Waters
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER AUTOMOTIVE, INC.

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER PHARMACEUTICAL SERVICES, LLC

/s/ Thomas R. Pilholski
Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 12, 2004

EXHIBIT INDEX

Exhibit
Number		Title of Exhibit	Note
31.1	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

     *Filed herewith